Form 10-Q
period 2021-09-30
HCW Biologics Inc.
filed 2021-11-12
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 35,728,112 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2020	2021
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,455,834	$15,125,073
Short-term investment	—	24,989,700
Accounts receivable, net	2,500,000	70,000
Prepaid expenses	538,306	1,990,890
Other current assets	654,528	1,383,436
Total current assets	12,148,668	43,559,099
Investments	1,599,750	11,577,850
Property and equipment, net	1,649,668	1,269,001
Total assets	$15,398,086	$56,405,950
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current liabilities:
Accounts payable	$155,343	$637,193
Accrued liabilities and other current liabilities	845,741	1,757,309
Total current liabilities	1,001,084	2,394,502
Commitments and contingencies (Note 7)
Redeemable preferred stock:
Series A, $0.0001 par value; 14,738,948 shares authorized and 6,316,691 shares issued at December 31, 2020; nil shares authorized or issued at September 30, 2021	6,140,792	—
Series B, $0.0001 par value; 28,029,449 shares authorized and 12,012,617 shares issued at December 31, 2020; nil shares authorized or issued at September 30, 2021	13,680,306	—
Series C, $0.0001 par value; 18,181,818 shares authorized and 5,439,112 shares issued at December 31, 2020; nil shares authorized or issued at September 30, 2021	11,294,301	—
Total redeemable preferred stock	31,115,399	—
Stockholders’ (deficit) equity:
Common stock:
Class B convertible, $0.0001 par value; 10,000,000 shares authorized and 4,285,714 shares issued at December 31, 2020; nil shares authorized or issued at September 30, 2021	429	—
Common, $0.0001 par value; 74,950,215 shares authorized and 507,680 shares issued at December 31, 2020; 250,000,000 shares authorized and 35,728,112 shares issued at September 30, 2021	51	3,573
Additional paid-in capital	—	81,471,813
Accumulated deficit	(16,718,877)	(27,463,938)
Total stockholders’ (deficit) equity	(16,718,397)	54,011,448
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$15,398,086	$56,405,950

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating expenses:
Research and development	$2,098,688	$2,687,341	$5,845,895	$6,690,317
General and administrative	609,944	1,404,823	2,039,738	3,565,013
Total operating expenses	2,708,632	4,092,164	7,885,633	10,255,330
Loss from operations	(2,708,632)	(4,092,164)	(7,885,633)	(10,255,330)
Interest and other income, net	(374)	(2,540)	22,627	566,268
Net loss	$(2,709,006)	$(4,094,704)	$(7,863,006)	$(9,689,062)
Less: cumulative preferred dividends earned in the period, net of forfeitures	(282,861)	—	(842,433)	—
Net loss available for distribution to common stockholders	$(2,991,867)	$(4,094,704)	$(8,705,439)	$(9,689,062)
Net loss per share, basic and diluted	$(0.63)	$(0.14)	$(1.84)	$(0.74)
Weighted average shares outstanding, basic and diluted	4,743,823	29,572,267	4,728,816	13,111,087

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2020 and 2021

(Unaudited)

	Redeemable Preferred Stock							Stockholders’ Deficit
	Series A			Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	6,316,691	$5,792,302		12,012,617	$12,883,859	—	$—	4,717,542	$472	$—	$(9,676,766)	$(9,676,294)
Stock-based compensation	—	—		—	—	—	—	—	—	76	—	76
6% cumulative dividends on redeemable preferred stock	—	86,646		—	193,140	—	—	—	—	(76)	(279,710)	(279,786)
Accretion of issuance costs	—	—		—	7,857	—	—	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,375,514)	(2,375,514)
Balance, March 31, 2020	6,316,691	5,878,948		12,012,617	13,084,856	—	—	4,717,542	472	—	(12,331,990)	(12,331,518)
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	20,742	2	2,304	—	2,306
Stock-based compensation	—	—		—	—	—	—	—	—	9,515	—	9,515
6% cumulative dividends on redeemable preferred stock	—	86,646		—	193,140	—	—	—	—	(11,819)	(267,967)	(279,786)
Accretion of issuance costs	—	—		—	3,929	—	—	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,778,485)	(2,778,485)
Balance, June 30, 2020	6,316,691	5,965,594		12,012,617	13,281,925	—	—	4,738,284	474	—	(15,378,442)	(15,377,968)
Issuance of Series C Redeemable Preferred Stock, net of issuance costs	—	—		—	—	3,004,048	6,141,940	—	—	—	—	—
Commitment of Series C Redeemable Preferred Stock	—	—		—	—	2,435,064	5,000,000	—	—	—	—	—
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	6,685	1	813	—	814
Stock-based compensation	—	—		—	—	—	—	—	—	1,752	—	1,752
6% cumulative dividends on redeemable preferred stock	—	87,599		—	195,262	—	—	—	—	(2,565)	(280,296)	(282,861)
Accretion of issuance costs	—	—		—	3,929	—	—	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,709,006)	(2,709,006)
Balance, September 30, 2020	6,316,691	$6,053,193	—	12,012,617	$13,481,116	5,439,112	$11,141,940	4,744,969	$475	$—	$(18,367,744)	$(18,367,269)

See accompanying notes to the unaudited condensed interim financial statements

HCW Biologics Inc.

Condensed Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2020 and 2021 Continued

(Unaudited)

	Redeemable Preferred Stock						Stockholders’ Deficit
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2020	6,316,691	$6,140,792	12,012,617	$13,680,306	5,439,112	$11,294,301	4,793,394	$480	$—	$(16,718,877)	$(16,718,397)
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	88,706	8	13,377	—	13,385
Stock-based compensation	—	—	—	—	—	—	—	—	641	—	641
6% cumulative dividends on redeemable preferred stock	—	95,992	—	213,971	—	167,395	—	—	(14,018)	(463,340)	(477,358)
Accretion of issuance costs	—	—	—	3,929	—	10,200	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,843,996)	(2,843,996)
Balance, March 31, 2021	6,316,691	6,236,784	12,012,617	13,898,206	5,439,112	11,471,896	4,882,100	488	—	(20,026,213)	(20,025,725)
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	73,500	8	9,457	—	9,465
Stock-based compensation	—	—	—	—	—	—	—	—	9,578	—	9,578
6% cumulative dividends on redeemable preferred stock	—	97,058	—	216,348	—	169,256	—	—	(19,035)	(463,627)	(482,662)
Accretion of issuance costs	—	—	—	3,929	—	10,198	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,750,362)	(2,750,362)
Balance, June 30, 2021	6,316,691	6,333,842	12,012,617	14,118,483	5,439,112	11,651,350	4,955,600	496	—	(23,240,202)	(23,239,706)
Issuance of common stock upon initial public offering, net of issuance cost	—	—	—	—	—	—	7,000,000	700	49,239,247	—	49,239,947
Conversion of Series A Redeemable Preferred Stock, with forfeited cumulative dividends	(6,316,691)	(6,333,842)	—	—	—	—	6,316,691	632	6,353,474	(20,265)	6,333,842
Conversion of Series B Redeemable Preferred Stock, with forfeited cumulative dividends	—	—	(12,012,617)	(14,118,483)	—	—	12,012,613	1,201	14,170,312	(53,030)	14,118,483
Conversion of Series C Redeemable Preferred Stock, with forfeited cumulative dividends	—	—	—	—	(5,439,112)	(11,651,350)	5,439,112	544	11,706,544	(55,737)	11,651,350
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	4,096		576		576
Stock-based compensation	—	—	—	—	—	—	—	—	1,660		1,660
Net loss	—	—	—	—	—	—	—	—	—	(4,094,704)	(4,094,704)
Balance, September 30, 2021	—	$—	—	$—	—	$—	35,728,112	$3,573	$81,471,813	$(27,463,938)	$54,011,448

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(7,863,006)	$(9,689,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,225	448,013
Gain on extinguishment of debt	—	(567,311)
Changes in operating assets and liabilities:
Accounts receivable	—	2,430,000
Prepaid expenses and other assets	19,595	(2,181,492)
Accounts payable and other liabilities	517,017	1,960,729
Net cash used in operating activities	(6,894,169)	(7,599,123)
Cash flows from investing activities:
Purchases of property and equipment	(150,291)	(27,411)
Purchases of short-term investments	—	(24,989,700)
Purchases of long-term investments	—	(9,977,900)
Net cash used in investing activities	(150,291)	(34,995,011)
Cash flows from financing activities:
Proceeds from the sale of Series C Preferred Stock	6,168,319	—
Proceeds from initial public offering	—	56,000,000
Issuance costs of initial public offering	—	(6,760,053)
Proceeds from issuance of common stock	3,119	23,426
Net cash provided by (used in) financing activities	6,171,438	49,263,373
Net changes in cash and cash equivalents	(873,022)	6,669,239
Cash and cash equivalents at the beginning of the period	7,355,834	8,455,834
Cash and cash equivalents at the end of the period	$6,482,812	$15,125,073
Non-cash operating, investing and financing activities:
Committed proceeds from redeemable preferred stock	$5,000,000	$—
Cumulative dividends earned, accrued and forfeited in the reporting period	$842,433	$100,776
Forfeiture of cumulative dividends, upon conversion of Series A Preferred Stock	$—	$753,307
Forfeiture of cumulative dividends, upon conversion of Series B Preferred Stock	$—	$1,550,403
Forfeiture of cumulative dividends, upon conversion of Series C Preferred Stock	$—	$518,371
PPP loan forgiveness	$—	$567,311

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. The Company believes age-related low-grade chronic inflammation, or “inflammaging,” is a significant contributing factor to several chronic diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

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

Liquidity

On December 24, 2020, the Company entered into the Exclusive Worldwide License Agreement with Wugen Inc. (“Wugen License”). As a result of this transaction, as of September 30, 2021, the Company holds a minority interest in Wugen carried at $1.6 million, the fair value on the effective date of the Wugen License. These shares were subject to an anti-dilution provision under which the Company was awarded additional shares for no consideration. The underlying shares of common stock is not currently traded on any public market and thus has limited marketability. During the nine-month period ended September 30, 2021, the Company received additional shares in Wugen under the terms of the anti-dilution provision. Also during this period, the Company received payments of $2.5 million due for payment under the terms of the Wugen License for performance obligations completed on the effective date.

As of September 30, 2021, the Company had not generated any revenue from sales of its immunotherapeutic products. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital.

On July 19, 2021, the Company’s registration statement on Form S-1 for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). On July 22, 2021, the Company closed its IPO with the sale of 7,000,000 shares of common stock, at a public offering price of $8.00 per share, resulting in net proceeds of approximately $49.2 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The IPO met the provisions for mandatory conversion of all shares of redeemable preferred stock according to the designations for these securities. As a result of the conversion, the Company issued 23,768,416 shares of common stock to the former holders of redeemable preferred stock. In addition, as a result of conditions for mandatory conversion, the Company was relieved of its obligation to pay $2.8 million in cumulative dividends that were accrued and unpaid on the conversion date.

As of September 30, 2021, the Company had cash and cash equivalents of $15.1 million, short-term investments of $25.0 million held in U.S. government-backed securities, and long-term investments of $10.0 million held in U.S. government-backed securities. Since inception to September 30, 2021, the Company incurred cumulative net losses of $24.7 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise capital through the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of September 30, 2021 and for the three months and nine months ended September 30, 2020 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 which appear in the Company’s registration statement on Form S-1 (File No. 333-256510) for its IPO which was declared effective on July 19, 2021.

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

The Company did not recognize any revenues for the three or nine months ended September 30, 2020 or 2021.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. The long-term portion of deferred revenue represents amounts to be recognized after one year. As of September 30, 2021, current deferred revenue includes amounts of $1.1 million allocated to the development supply agreement performance obligation under the Wugen License that is included within Accrued liabilities and other current liabilities. There was no long-term deferred revenue as of September 30, 2021.

Investment

The Company holds a minority interest in Wugen. The underlying shares of common stock is not traded on any public market and thus has limited marketability. The Company does not have significant influence over the operating and financial policies of Wugen. As a result, the Company has accounted for this investment using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment was recognized during the nine months ended September 30, 2021.

The Company invests net proceeds of its IPO in bills and notes issued by the U.S. Treasury. As of September 30, 2021, the Company holds $3.0 million in U.S. Treasury bills which is included in Cash and cash equivalents, $25.0 million in Short-term investments and $10.0 million in U.S. Treasury notes which is included in Long-term investments in the accompanying condensed balance sheet.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders, including both Class A and Class B common stock, by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is anti-dilutive. The Company’s potentially dilutive securities, which include convertible redeemable preferred stock and outstanding stock options under the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”), have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

2. Accrued Liabilities and Other Current Liabilities

In May 2020, HCW Biologics Inc. received an SBA Paycheck Protection Loan (“PPP loan”) in the principal amount of $563,590. As of December 31, 2020, the Company had $845,741 of Accrued liabilities and other current liabilities, primarily consisting of the PPP loan of $567,311, including principal and accrued but unpaid interest, and accrued liabilities of $273,907. On January 8, 2021, the Company received full loan forgiveness of $567,311 for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven is recognized as a gain upon debt extinguishment and is reported within Interest and other income, net in the accompanying condensed statement of operations for the nine months ended September 30, 2021.

As of September 30, 2021, the Company had a balance of $1.8 million in Accrued liabilities and other current liabilities, consisting of $1.1 million related to deferred revenue, $240,000 related to manufacturing materials, $214,408 related to salaries and employee benefits, and $86,666 related to legal fees.

3. Redeemable Preferred Stock

In a series of closings which took place in 2020, the Company completed the private placement of Series C Preferred Stock. The terms of the redeemable preferred stock provide for an adjustment to the conversion price upon the occurrence of certain transactions or events, such as stock splits, split-up, certain dividends, or distributions. Cumulative dividends accrue whether or not declared by the Board of Directors. Giving effect to the Reverse Stock Split, a total of 5,439,112 shares of Series C Preferred Stock were issued at $2.05 per share, for gross proceeds of $11.2 million, net of offering costs. The Company’s Series C Preferred Stock is convertible into shares of Class A common stock and earns cumulative dividends at a rate of 6% per annum and compound annually. No dividends have been paid or declared as of the reporting date. Upon conversion, accrued and unpaid cumulative dividends will be forfeited.

On July 22, 2021, the Company closed on its IPO, and the requirements for mandatory conversion were met. All outstanding shares of Series A, Series B, and Series C Preferred Stock converted into an equal number of shares of common stock. As a result, the rights, preferences, and terms ascribed to these shares are no longer applicable. Cumulative dividends of $2.8 million accrued as of the conversion date were forfeited and such forfeiture was recognized through Additional paid-in capital.

At September 30, 2021, the Company has 10 million shares of preferred stock authorized and no shares issued.

4. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss	$(2,709,006)	$(4,094,704)	$(7,863,006)	$(9,689,062)
Less: cumulative preferred dividends earned in the period, net of forfeitures	(282,861)	—	(842,433)	—
Net loss available for distribution to common stock holders	$(2,991,867)	$(4,094,704)	$(8,705,439)	$(9,689,062)
Denominator:
Weighted-average common shares outstanding	4,743,823	29,572,267	4,728,816	13,111,087
Net loss per share, basic and diluted	$(0.63)	$(0.14)	$(1.84)	$(0.74)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At September 30,
	2020	2021
Redeemable Preferred Stock	23,768,416	—
Common stock options	555,634	1,710,817
Potentially diluted securities	24,324,050	1,710,817

5. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2020 and September 30, 2021:

	At December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,752,266	$—	$—	$6,752,266
Total	$6,752,266	$—	$—	$6,752,266

	At September 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,823,904	$—	$—	$10,823,904
Short-term cash investment	2,999,850	—	—	2,999,850
Short-term investment	24,989,700	—	—	24,989,700
Long-term investment	9,978,100	—	—	9,978,100
Total	$48,791,554	$—	$—	$48,791,554

6. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2020 and September 30, 2021. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

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

The future minimum payments for the lease and sublease agreements at September 30, 2021 were as follows:

2021 (remaining 3 months)	$54,000
2022	36,000
Total future minimum lease payments	$90,000

For the three months ended September 30, 2020 and 2021, rental expense, including common area maintenance costs, recognized by the Company was $45,914 and $52,963, respectively, of which $20,682 and $28,070, respectively, is included in research and development in the accompanying condensed statements of operations.

For the nine months ended September 30, 2020 and 2021, rental expense, including common area maintenance costs, recognized by the Company was $137,987 and $154,533, respectively, of which $62,289 and $79,822, respectively, is included in research and development, in the accompanying condensed statements of operations.

Manufacturing Commitment

The Company entered into an agreement with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in its clinical trials. At September 30, 2020 and 2021, future payment obligations under statements-of-work agreements were $2.0 million and $1.5 million, respectively.

In the three months ended September 30, 2020, the Company continued with manufacturing activities, fill/finish and testing for a HCW9101 200-liter, cGMP production run and initiation of testing for a 1000-liter, cGMP production run. Additionally, the cGMP process for HCW9218 was initiated, including master cell bank production and characterization, and technology transfer from the Company to its contract manufacturer. In the three months ended September 30, 2021, the Company completed necessary procedures to release clinical materials for HCW9218. Additionally, the Company conducted several manufacturing activities for HCW9302, including initiating the master cell bank characterization, completing technology transfer from the Company to its contract manufacturer, and performing a 200-liter, cGMP production run along with required testing procedures.

Legal

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

Overview

We are an innovative, biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation, and age-related diseases. We believe age-related low-grade chronic inflammation, or “inflammaging,” is a significant contributing factor to several chronic diseases and conditions, such as cancer, fibrotic disease (NAFLD and liver cancer), cardiovascular disease, diabetes, neurodegenerative disease, and autoimmune disease. We believe our approach has the potential to provide an innovative treatment of these age-related diseases.

Our gateway indication is oncology. Advances in immuno-stimulatory and anti-immunosuppressive therapeutics have revolutionized cancer treatment. Our lead molecule, HCW9218, is designed with both of these functionalities – it rejuvenates the immune system to reduce senescence, and it captures transforming growth factor-ß (“TGF-ß”) to neutralize its immunosuppressive activity. HCW9218 is an injectable, fusion protein complex designed to drive bifunctional antitumor activity by activating desired immune responses to attack cancer cells while simultaneously blocking unwanted immunosuppressive activities. In the clinical development of HCW9218, we will attempt to minimize the side effects of chemotherapy through stimulating anti-tumor effector immune cell responses, blocking TGF-ß immunosuppressive activity, eliminating chemotherapy-induced senescent cells in tumors and normal tissues (i.e., senolytic effect), and reducing SASP factor activity (i.e., senomorphic effect). We are leveraging extensive clinical expertise to structure clinical trials with clear, objective, and measurable endpoints. We will manage these clinical trials internally, relying on our in-house expertise in managing clinical trials conducted in collaboration with National Cancer Institute (NCI)-Designated Comprehensive Cancer Centers. Currently, we are engaged in discussions with leading institutions who have shown interest in participating in our clinical trials as clinical sites. The individuals identified as Principal Investigators from these institutions worked with us to establish clinical development strategies for our product candidates and to refine study protocols for pancreatic, ovarian, breast, prostate, and colorectal cancer trials. We are not certain we will be successful in reaching an agreement with any or all of these institutions, thus we might need to identify alternative clinical sites. This process could impact the start date for initiating our clinical trials. Any delays in our clinical trials could increase our costs and slow down the development and approval process, which could harm our commercial prospects.

We have been cleared by the FDA to proceed to evaluate our lead drug candidate HCW9218 in a first-in-human phase 1b clinical trial in patients with advanced pancreatic cancer. We plan to initiate a Company-sponsored Phase 1b/2 clinical trials for oncology indications in the second half of 2021, working with National Cancer Institute designated comprehensive cancer centers , first in patients with pancreatic cancer, then expanding to patients with breast, ovarian, prostate, and colorectal cancers. The aim of these studies is to evaluate HCW9218 as an adjunct therapy to chemotherapy. In the pancreatic cancer trial, the Phase 1b portion will be a dose escalation study of HCW9218 as monotherapy in refractory patients with advanced pancreatic cancer. The Phase 2 portion of this clinical trial will include a cohort of patients receiving HCW9218 as monotherapy and a cohort of patients receiving HCW9218 as an adjunct to chemotherapy. We plan to have an additional clinical trial to evaluate HCW9218 in solid tumors with an investigator-sponsored IND. Our ability to proceed with this trial depends on the submission and acceptance of the investigator-initiated solid tumor clinical trial as well as finalizing our agreement with the sponsor. We are currently engaged in discussions with an institution that has expressed interest to be a sponsor for an IND using HCW9218 as an adjunct to chemotherapy in patients with solid tumors (breast, ovarian, prostate, and colorectal cancers). However, these discussions are not final, and we may not succeed in reaching an agreement with this institution. Depending on the course of these discussions and whether we need to seek an alternative sponsor for an IND, there could be a delay in initiating a Phase 1b/2 clinical trial to evaluate HCW9218 in patients with solid tumors. Any delays in our clinical trials could increase our costs and slow down the development and approval process, which could harm our commercial prospects.

The Company is also advancing IND-enabling studies for our second lead molecule, HCW9302. We are developing HCW9302 as an IL-2-based immunotherapeutic to stimulate regulatory T (“Treg”) cells to suppress the activity of inflammasome-bearing cells and inflammatory factors. Inflammasomes are expressed in innate immune cells. When these cells are stimulated by various signals, the inflammasomes become active and the cells release inflammatory factors. In certain conditions, these signaling pathways persist leading to chronic inflammatory responses and associated tissue destruction. HCW9302 expands Treg cells in vivo and ex vivo as an injectable or cell-based strategy to reduce inflammation. The FDA-required IND-enabling animal studies in mice are expected to be completed by the end of 2021, and we anticipate nonclinical toxicology studies in nonhuman primates to be completed in the second half of 2022.

We have combined our deep understanding of disease-related immunology with our expertise in advanced protein engineering to internally develop our TOBITM (Tissue factOr-Based fusIon) discovery platform for the design of immunotherapeutic drugs. This modular and tunable technology has allowed us to generate a novel pipeline of internally-developed product candidates capable of activating and targeting desired immune responses and blocking unwanted immunosuppressive activities. Using our TOBI platform, we have successfully developed molecules that can be administered by subcutaneous injection as well as adoptive cell therapy approaches. We have selected two molecules as our lead product candidates: HCW9218 and HCW9302. We have chosen these product candidates because we believe they have the potential to become transformative immunotherapeutics, which can be administered by subcutaneous injection.

As of September 30, 2021, we have funded our operations primarily with proceeds of $29.4 million from the sale and issuance of redeemable preferred stock, $56.0 million in gross proceeds from an IPO, and to a lesser extent, the proceeds of upfront payments from an out-license agreement. We have incurred significant operating losses to date. Our cumulative net losses for the year ended December 31, 2020 and the nine months ended September 30, 2021 were $15.1 million and $24.7 million, respectively. Our net losses for the three months ended September 30, 2020 and 2021 were $2.7 million and $4.1 million, respectively. Our net losses for the nine months ended September 30, 2020 and 2021 were $7.9 million and $9.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $24.7 million and cash and cash equivalents of $15.1 million, short-term investments in U.S. government-backed securities of $25.0 million, and long-term investments in U.S. government-backed securities of $10.0 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we continue our clinical development activities, particularly if and as we:

•
Advance the development of our lead product candidate, HCW9218, and clinical trials for oncology, and if approved by the FDA, commercialization;
•
Advance preclinical development of other indications for HCW9218, including fibrotic indications, especially those resulting in NAFLD and liver cancer;
•
Advance the preclinical development of our second lead product candidate, HCW9302, for autoimmune diseases, such as alopecia areata, and metabolic diseases, such as Type 2 Diabetes and coronary artery disease;

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

Recent Developments

•
HCW Biologics Inc. (NASDAQ: HCWB) was added to the S&P Total Market Index (“TMI”) on September 20, 2021.
•
On October 28, 2021, we issued a press release announcing that we were cleared by the FDA to proceed to evaluate our lead drug candidate HCW9218 in a first-in-human Phase 1b clinical trial in patients with advanced pancreatic cancer. We are actively engaged in negotiations with several National Cancer Institute designated comprehensive cancer centers as potential clinical sites. The proposed primary investigators from these institutions participated in the clinical design and protocols for this trial.
•
We expanded our board with the addition of two new independent board members in October 2021. Lisa M. Giles has extensive experience in pharmaceutical, diagnostic, device, and other healthcare industries. She held senior leadership positions in strategic planning, operations, and commercial planning. In addition, she brings a wealth of corporate governance experience, having served as a board member for several public companies. Gary M. Winer has led and built successful, multinational businesses in the biopharma and diagnostic healthcare sectors as a Chief Executive Officer or President, including senior leadership positions with AbbVie and Abbott. He brings valuable insights and experience for operations as well as support and advice for strategic transactions.
•
Dr. Hing C. Wong, our CEO and Founder, has accepted an invitation to present at the Cambridge Healthtech Institute’s 24th Annual PepTalk scheduled for January 17-19, 2022 in San Diego, California. Dr. Wong’s presentation, entitled “A Novel Platform to Create Multi-functional Immunotherapies for Cancer,” will focus on the TOBI™ discovery platform and HCW9218, one of the novel bifunctional immunotherapeutics created using this platform.
•
Dr. Wong has accepted an invitation to present at the BioFlorida Annual Conference scheduled for December 8-10, 2021 in Orlando, Florida. He will be one of the featured speakers in the keynote session, “New Strategies in the Fight Against Cancer.”
•
We continue to expand our intellectual property portfolio through filing provisional U.S. applications based upon new research, filing non-U.S. national stage phase patent applications, and filing U.S. trademark applications. As of September 30, 2021, we own 60 pending patent applications worldwide, including 11 pending U.S. utility patent applications, 2 pending provisional U.S. patent applications, 7 pending PCT applications, 36 pending non-U.S. national phase patent applications, and 4 pending Hong Kong patent applications. We also own 5 U.S. trademark applications for our corporate name and logo, and the TOBI platform.

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

We have retained the manufacturing rights under the terms of the Wugen License. On June 18, 2021, we entered into a master services agreement with Wugen related to a development supply agreement to provide cGMP and non-cGMP grade licensed molecules based on industry-standard terms. We have not finalized any statements of work under the master services agreement, which will specify the performance obligations required to be completed by the Company for supplies ordered by Wugen. We also intend to enter into a supply agreement with Wugen for commercial supply when commercialization commences. In future periods, under the terms of the Wugen License, we may be eligible to receive additional cash payments that will be recognized as revenue, including development and commercialization milestones and single-digit royalties based on annual net sales of licensed products.

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

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, other income related to non-operating activities, and other non-operating expenses.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating expenses:
Research and development	$2,098,688	$2,687,341	$5,845,895	$6,690,317
General and administrative	609,944	1,404,823	2,039,738	3,565,013
Total operating expenses	2,708,632	4,092,164	7,885,633	10,255,330
Loss from operations	(2,708,632)	(4,092,164)	(7,885,633)	(10,255,330)
Interest and other income, net	(374)	(2,540)	22,627	566,268
Net loss	$(2,709,006)	$(4,094,704)	$(7,863,006)	$(9,689,062)

Comparison of the Three Months ended September 30, 2020 and September 30, 2021

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

In the three months ended September 30, 2021, we continued to receive orders from Wugen for research and clinical grade materials. For the three months ended September 30, 2021, we recognized $435,000 of additional deferred revenue, increasing the balance of deferred revenue to $1.1 million included within accrued liabilities and other current liabilities on the unaudited condensed balance sheet as of September 30, 2021 that appears elsewhere in this Quarterly Report. Deferred revenue represents the payments received in advance of the satisfaction of performance obligations for delivery and acceptance of research and clinical grade materials.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and September 30, 2021:

	Three Months Ended September 30,
	2020	2021	$ Change	% Change
Salaries, benefits and related expenses	$721,890	$675,155	$(46,735)	(6)%
Manufacturing and materials	824,859	1,034,080	209,221	25%
Preclinical expenses	322,987	769,179	446,192	138%
Clinical trials	87,988	69,556	(18,432)	(21)%
Other expenses	140,964	139,371	(1,593)	(1)%
Total research and development expenses	$2,098,688	$2,687,341	$588,653	28%

Research and development expenses increased $588,653, or 28%, from $2.1 million for the three months ended September 30, 2020 to $2.7 million for the three months ended September 30, 2021. The increase was due primarily to an increase in expenses related to manufacturing and IND-enabling activities, offset by a decrease in salaries, benefits and related expenses, clinical activities, and other expenses.

Salaries, benefits, and related expenses decreased by $46,735, or 6%, from $721,890 for the three months ended September 30, 2020 to $675,155 for the three months ended September 30, 2021. The decrease was due primarily to the $70,000 reimbursement we received for certain expenses incurred under the terms of the Wugen License, offset by a $33,308 increase in salaries and wages.

Manufacturing and materials expense increased $209,221, or 25%, from $824,859 for the three months ended September 30, 2020 to $1.0 million for the three months ended September 30, 2021. In the three months ended September 30, 2020, the Company continued with manufacturing activities, fill/finish and testing for a HCW9101 200-liter, cGMP production run and initiation of testing for a 1000-liter, cGMP production run. Additionally, the cGMP process for HCW9218 was initiated, including master cell bank production and characterization, and technology transfer to our contract manufacturer required for internally-developed manufacturing processes. In the three months ended September 30, 2021, the Company completed necessary procedures to release clinical materials for HCW9218. Additionally, the Company conducted several manufacturing activities for HCW9302, including initiating the master cell bank characterization, effecting a technology transfer to our contract manufacturer, performing a 200-liter, cGMP production run as well as other testing procedures.

Expenses associated with preclinical activities increased by $446,192, or 138%, from $322,987 for the three months ended September 30, 2020 to $769,179 for the three months ended September 30, 2021. The increase is due primarily to an increase in expenses for the toxicology studies for HCW9218 required for our IND application to evaluate HCW9218 in a pancreatic cancer trial. For our other lead molecule, HCW9302, we are currently designing a multi-dose nonhuman primate toxicology study, and we are targeting the initiation of this study in late 2021. This study will last several months. We may continue to deal with COVID-related delays which may impact the expected completion date for the toxicology final report for HCW9302, a requirement for filing our IND for the Phase 1b/2 clinical trial to evaluate HCW9302 in the autoimmune disease, alopecia areata. We are currently expecting the IND to be filed in the second half of 2022.

Expenses associated with clinical activities decreased by $18,432, or 21%, from $87,933 for the three months ended September 30, 2020 to $69,556 for the three months ended September 30, 2021. The decrease is due primarily to a decrease in expenses for outsourcing.

Other expenses, which includes overhead allocations, decreased by $1,593, or 1%, from $140,964 for the three months ended September 30, 2020 to $139,371 for the three months ended September 30, 2021. The decrease in other expenses is due to an increase of $16,698 in primarily from an increase in the allocation for rent expense as well as the expenses for repairs and maintenance, and a decrease of $18,684 primarily from a decrease in the allocation of depreciation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and September 30, 2021:

	Three Months Ended September 30,
	2020	2021	$ Change	% Change
Salaries, benefits and related expenses	$384,705	$523,818	$139,113	36%
Professional services	50,784	331,706	280,922	553%
Facilities and office expenses	59,663	83,623	23,960	40%
Depreciation	56,753	44,820	(11,933)	(21)%
Rent expense	25,233	24,893	(340)	(1)%
Other expenses	32,806	395,963	363,157	—	*
Total general and administrative expenses	$609,944	$1,404,823	$794,879	130%

* Not meaningful.

General and administrative expenses increased $794,879, or 130%, from $609,944 for the three months ended September 30, 2020 to $1.4 million for the three months ended September 30, 2021. The increase was primarily due to an increase in salaries brought about by the payment of a performance-based bonus and the initiation of Board compensation; increase in professional services expenses arising from legal services required for patent filings; and an increase in other expenses primarily due to an increase in insurance premiums.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2021

Revenue

As of September 30, 2021, we recognized $1.1 million of deferred revenue, included within accrued liabilities and other current liabilities on the unaudited condensed balance sheet as of September 30, 2021. This was an increase of $435,000 over the amount recognized as of June 30, 2021. Deferred revenue represents the payments received in advance of the satisfaction of performance obligations for delivery and acceptance of research and clinical grade materials.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and September 30, 2021:

	Nine Months Ended September 30,
	2020	2021	$ Change	% Change
Salaries, benefits and related expenses	$2,163,573	$2,147,907	$(15,666)	(1)%
Manufacturing and materials	2,274,657	2,109,534	(165,123)	(7)%
Preclinical expenses	854,502	1,764,117	909,615	106%
Clinical trials	152,226	227,108	74,882	49%
Other expenses	400,937	441,651	40,714	10%
Total research and development expenses	$5,845,895	$6,690,317	$844,422	14%

Research and development expenses increased by $844,422, or 14%, from $5.9 million for the nine months ended September 30, 2020 to $6.7 million for the nine months ended September 30, 2021. The increase was due primarily to the increase in preclinical activities, offset by a decrease in manufacturing and materials expenses.

Salaries, benefits and related expenses decreased by $15,666, or 1%, for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2021. The change was primarily due to an increase of $125,225 in salaries and bonuses and an increase of $27,411 for Company-sponsored employee benefits, offset by a $170,000 reimbursement of certain expenses as required under the terms of the Wugen License.

Manufacturing and materials expense decreased by $165,123, or 7%, from $2.3 million for the nine months ended September 30, 2020 to $2.1 million for the nine months ended September 30, 2021. In nine months ended September 30, 2020, we began to initiate manufacturing activities for five internally-developed molecules. We accomplished several milestones for HCW9101 and HCW9201, including master cell bank production and characterization reports; preparation for drug testing, and cGMP manufacturing runs in multiple quantities. In addition, the fill/finish and testing was completed for HCW9201. We initiated the cGMP process for HCW9218 , including master cell bank production and characterization and conducted several manufacturing activities related to HCW9302, including initiating the master cell bank characterization, effecting a technology transfer to our contract manufacturer required for internally-developed manufacturing processes. In the nine months ended September 30, 2021, we completed manufacturing activities related to establishing master cell banks for several molecules, effecting a technology transfer to our contract manufacturer, and successfully completing multiple cGMP production runs for several of our molecules. In addition, the Company completed necessary procedures to release clinical materials for HCW9218. The Company also conducted several manufacturing activities related to HCW9302, including initiating the master cell bank characterization, effecting a technology transfer to our contract manufacturer, performing a 200-liter, cGMP production run as well as other testing procedures.

Expenses associated with preclinical activities increased $909,615, or 106%, from $854,502 for the nine months ended September 30, 2020 to $1.8 million for the nine months ended September 30, 2021. The majority of the increase in costs was attributable to the toxicology study required to complete our application for an IND for clinical trials to evaluate HCW9218 in advanced pancreatic cancer.

Expenses associated with clinical activities increased $74,882, or 49%, from $152,226 for the nine months ended September 30, 2020 to $227,108 for the nine months ended September 30, 2021. The majority of this increase was attributable to the costs of a collaboration with Washington University. Professional fees for outside services also contributed to this increase.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and September 30, 2021:

	Nine Months Ended September 30,
	2020	2021	$ Change	% Change
Salaries, benefits and related expenses	$1,181,440	$1,634,048	$452,608	38%
Professional services	334,622	1,000,206	665,584	199%
Facilities and office expenses	180,516	211,038	30,522	17%
Depreciation	172,809	172,545	(264)	0%
Rent expense	75,698	74,711	(987)	(1)%
Other expenses	94,653	472,465	377,812	399%
Total general and administrative expenses	$2,039,738	$3,565,013	$1,525,275	75%

General and administrative expenses increased $1.5 million or 75%, from $2.0 million for the nine months ended September 30, 2020 to $3.5 million for the nine months ended September 30, 2021. The increase is primarily due to increases in salaries, benefits, and related expenses, professional fees, and other expenses. The increase in salaries, benefits, and related expenses is primarily attributable to performance-based bonuses earned in connection with entering the Wugen License and completion of our IPO. Professional services increased primarily due to legal services required for patent filings. Other expenses increase is primarily due to an increase in insurance premiums.

We expect to incur increasing general and administrative expenses as a result of operating as a public company, including expenses for SEC reporting, investor relations, additional insurance requirements, and other administrative expenses. We expect to increase our administrative function to support the growth in our business and public company reporting requirements.

Interest and Other Income, Net

For the nine months ended September 30, 2020 and 2021, interest and other income, net increased by $543,641 primarily due to the forgiveness of the PPP loan and accrued interest.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily from the issuance of redeemable preferred stock, and as of July 19, 2021, an IPO. From our inception in 2018 to July 19, 2021, the effective date of our IPO, we raised net proceeds of approximately $83.8 million, including $49.0 million of net proceeds from the IPO. As of September 30, 2021, we had cash and cash equivalents of $15.1 million, short-term investments in U.S. government-backed securities of $25.0 million, and long-term investments in U.S. government-backed securities of $10.0 million. After giving effect to our IPO, we estimate that we will have adequate capital to meet our operating expenses, capital expenditure requirements, and contractual obligations for a period of at least 22 months following the date our most recent financial statements were issued.

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

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2021

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
	2020	2021
Cash used in operating activities	$(6,894,169)	$(7,599,123)
Cash used in investing activities	(150,291)	(34,995,011)
Cash provided by financing activities	6,171,438	49,263,373
Net (decrease) increase in cash and cash equivalents	$(873,022)	$6,669,239

Operating Activities

Net cash used in operating activities was $6.9 million and $7.6 million for the nine months ended September 30, 2020 and September 30, 2021, respectively.

Cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of a net loss of $7.9 million, offset by cash provided by an increase accounts payable and other liabilities of $517,017 and a noncash adjustment of $432,225 for depreciation and amortization.

Cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of a net loss of $9.7 million, $2.2 million from an increase in prepaid expenses and other assets, and $567,311 from extinguishment of debt. The $2.2 million increase in prepaid expenses primarily relates to an increase in insurance premiums. These were offset by cash provided from a $2.5 million decrease in accounts receivable, a $2.0 million increase in accounts payable, and a noncash adjustment of $448,013 for depreciation and amortization. The decrease in accounts receivable reflects collection of the $2.5 million cash payment due from Wugen under the terms of the Wugen License. The increase in accounts payable and other liabilities primarily reflects an increase in deferred revenue and purchase of manufacturing materials.

Investing Activities

During the nine months ended September 30, 2020 cash used in investing activities reflects the purchase of scientific lab equipment and general office equipment. During the nine months ended September 30, 2021 cash used in investing activities reflects the purchase of U.S. government-backed securities with the proceeds of our IPO and the purchase of scientific lab equipment and general office equipment. As of September 30, 2021, we held $35.0 million in short-term U.S. government-backed securities.

Financing Activities

During the nine months ended September 30, 2020 cash provided by financing activities primarily of $6.2 million resulted from the completion of the private placement of Series C Preferred Stock. During the nine months ended September 30, 2021 cash provided by financing activities primarily resulted from our IPO, offset by offering costs. On July 19, 2021, the Company’s registration statement on Form S-1 for its IPO was declared effective by the Securities and Exchange Commission (the “SEC”). On July 22, 2021, the Company closed its IPO with the sale of 7,000,000 shares of common stock, at a public offering price of $8.00 per share, resulting in net proceeds of approximately $49.0 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company.

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

We measure our stock-based awards granted to employees and directors based on the estimated fair value of the option on the date of grant (grant date fair value) and recognize compensation expense over the vesting period. Compensation expense is recorded as either research and development or general and administrative expenses in the statements of operations based on the function to which the related services are provided. Forfeitures are accounted for as they occur. Prior to the IPO, we estimated grant date fair value using the Black-Scholes option-pricing model. Upon completion of our IPO, our board of directors now determines the fair value of each share of underlying common stock based on its closing price as reported on the date of grant according to the quoted market price on the primary stock exchange on which our common stock is traded.

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

Prior to the IPO, in determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment. These assumptions include, but are not limited to:

•
Expected term—The expected term of stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
•
Expected volatility—Since there is no trading history for our common stock, the expected volatility was estimated based on the historical equity volatility for comparable publicly traded biotechnology companies. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury Bond in effect at the time of grant for periods corresponding with the expected term of the exit event.
•
Dividend yield—The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Determination of the Fair Value of Our Common Stock

Prior to our IPO, there was no public market for our common stock, and the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering a third-party valuation of common stock and our board of directors’ assessment of additional objective and subjective third-party financing events and other factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Prior to the IPO, for third-party valuations performed in connection with the valuation of our common stock, we used the Black-Scholes option-pricing model. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Prior to our IPO, in addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may be as a date later than the most recent third-party valuation date, including:

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

Prior to IPO, for financial reporting purposes, it is our policy to perform a contemporaneous valuation when a material number of stock awards or options are granted. As a private company, we relied primarily on the evidence of third-party financings to support valuation of common stock. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change, and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Upon completion of our IPO, our board of directors now determines the fair value of each share of underlying common stock based on its closing price as reported on the date of grant according to the quoted market price on the primary stock exchange on which our common stock is traded.

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

Available information

Our corporate website address is www.hcwbiologics.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Quarterly Report on Form 10-Q is not incorporated by reference in this Form 10-Q unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. On July 22, 2021, we closed on our initial IPO and invested our proceeds in U.S. Treasury securities. As of September 30, 2021, we had cash and cash equivalents of $15.1 million, short-term investments in U.S. government-backed securities of $25.0 million, and long-term investments in U.S. government-backed securities of $10.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended or the Exchange Act, is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

On July 19, 2021, our registration statement on Form S-1 (File No. 333-258025) was declared effective by the SEC for our IPO. At the closing of the offering on July 22, 2021, we sold 7,000,000 shares of common stock, at an IPO price of $8.00 per share and received gross proceeds of $56.0 million, which resulted in net proceeds to us of approximately $49.0 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering-related transaction costs of approximately $2.8 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. EF Hutton, division of Benchmark Investments, LLC acted as sole book-running manager and Revere Securities LLC acted as co-manager for the offering.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2020 and September 30, 2021 (unaudited); (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2020 (unaudited) and September 30, 2021 (unaudited); (iv) the Condensed Statements of Stockholders’ Equity as of September 30, 2020 (unaudited) and September 30, 2021 (unaudited); (v) the Condensed Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and September 30, 2021 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW Biologics Inc.

Date: November 12, 2021	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)