Form 10-Q
period 2022-06-30
HCW Biologics Inc.
filed 2022-08-12
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 35,833,135 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,730,677	$15,420,331
Short-term investments	24,983,520	16,993,523
Accounts receivable, net	133,000	346,934
Prepaid expenses	2,196,557	1,397,497
Other current assets	1,436,616	470,021
Total current assets	40,480,370	34,628,306
Investments	11,522,050	11,302,870
Property and equipment, net	1,119,091	913,734
Other assets	393,318	563,512
Total assets	$53,514,829	$47,408,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$223,664	$296,207
Accrued liabilities and other current liabilities	2,097,925	848,340
Total current liabilities	2,321,589	1,144,547
Other liabilities	—	98,447
Total liabilities	2,321,589	1,242,994
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,768,264 shares issued at December 31, 2021; 250,000,000 shares authorized and 35,823,923 shares issued at June 30, 2022	3,577	3,582
Additional paid-in capital	81,827,006	82,366,957
Accumulated deficit	(30,637,343)	(36,205,111)
Total stockholders’ equity	51,193,240	46,165,428
Total liabilities and stockholders’ equity	$53,514,829	$47,408,422

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues:
Revenues	$—	$454,000	$—	$3,571,545
Cost of revenues	—	(287,200)	—	(1,615,276)
Net revenues	—	166,800	—	1,956,269

Operating expenses:
Research and development	$1,673,163	$1,969,882	$4,002,976	$3,759,558
General and administrative	1,077,830	1,707,995	2,160,190	3,588,597
Total operating expenses	2,750,993	3,677,877	6,163,166	7,348,155
Loss from operations	(2,750,993)	(3,511,077)	(6,163,166)	(5,391,886)
Interest and other income (loss), net	631	516	568,808	(175,882)
Net loss	$(2,750,362)	$(3,510,561)	$(5,594,358)	$(5,567,768)
Less: cumulative preferred dividends earned in the period	(482,662)	—	(960,020)	—
Net loss available for distribution to common stockholders	$(3,233,024)	$(3,510,561)	$(6,554,378)	$(5,567,768)
Net loss per share, basic and diluted	$(0.66)	$(0.10)	$(1.34)	$(0.16)
Weighted average shares outstanding, basic and diluted	4,921,121	35,814,482	4,880,496	35,796,257

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Six Months Ended June 30, 2021 and June 30, 2022

(Unaudited)

	Redeemable Preferred Stock							Stockholders’ Deficit
	Series A			Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	6,316,691	$6,140,792		12,012,617	$13,680,306	5,439,112	$11,294,301	4,793,393	$480	$—	$(16,718,877)	$(16,718,397)
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	88,702	8	13,377	—	13,385
Stock-based compensation	—	—		—	—	—	—	—	—	641	—	641
6% cumulative dividends on redeemable preferred stock	—	95,992		—	213,971	—	167,395	—	—	(14,018)	(463,340)	(477,358)
Accretion of issuance costs	—	—	0	—	3,929	—	10,200	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,843,996)	(2,843,996)
Balance, March 31, 2021	6,316,691	$6,236,784		12,012,617	$13,898,206	5,439,112	$11,471,896	4,882,095	$488	$—	$(20,026,213)	$(20,025,725)
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	73,505	8	9,457	—	9,465
Stock-based compensation	—	—		—	—	—	—	—	—	9,578	—	9,578
6% cumulative dividends on redeemable preferred stock	—	97,058		—	216,348	—	169,256	—	—	(19,035)	(463,627)	(482,662)
Accretion of issuance costs	—	—		—	3,929	—	10,198	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,750,362)	(2,750,362)
Balance, June 30, 2021	6,316,691	$6,333,842		12,012,617	$14,118,483	5,439,112	$11,651,350	4,955,600	$496	$—	$(23,240,202)	$(23,239,706)

	Redeemable Preferred Stock						Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	—	$—	—	$—	35,768,264	$3,577	$81,827,006	$(30,637,343)	$51,193,240
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	11,225	1	2,272	—	2,273
Stock-based compensation	—	—	—	—	—	—	—	—	260,348	—	260,348
Net loss	—	—	—	—	—	—	—	—	—	(2,057,207)	(2,057,207)
Balance, March 31, 2022	—	$—	—	$—	—	$—	35,779,489	$3,578	$82,089,626	$(32,694,550)	$49,398,654
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	44,434	4	5,996	—	6,000
Stock-based compensation	—	—	—	—	—	—	—	—	271,335	—	271,335
Net loss	—	—	—	—	—	—	—	—	—	(3,510,561)	(3,510,561)
Balance, June 30, 2022	—	$—	—	$—	—	$—	35,823,923	$3,582	$82,366,957	$(36,205,111)	$46,165,428

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(5,594,358)	$(5,567,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,679	292,363
Stock-based compensation	10,218	531,683
Gain on extinguishment of debt	(567,311)	—
Unrealized loss on investments, net	—	209,337
Reduction in the carrying amount of right-of-use asset	—	836
Changes in operating assets and liabilities:
Accounts receivable	2,450,000	(213,934)
Prepaid expenses and other assets	(563,436)	1,863,759
Accounts payable and other liabilities	1,470,966	(1,347,729)
Operating lease liability	—	(50,545)
Net cash used in operating activities	(2,480,242)	(4,281,998)
Cash flows from investing activities:
Purchases of property and equipment	(23,279)	(36,461)
Proceeds for sale or maturities of short-term investments	—	7,999,840
Net cash (used in) provided by investing activities	(23,279)	7,963,379
Cash flows from financing activities:
Proceeds from issuance of common stock	22,850	8,273
Offering costs	(924,312)	—
Net cash (used in) provided by financing activities	(901,462)	8,273
Net changes in cash and cash equivalents	(3,404,983)	3,689,654
Cash and cash equivalents at the beginning of the period	8,455,834	11,730,677
Cash and cash equivalents at the end of the period	$5,050,851	$15,420,331
Non-cash operating, investing and financing activities:
Cumulative dividends earned and accrued in the reporting period	$960,020	$—
PPP loan forgiveness	$567,311	$—
Offering costs	$2,264,688	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$269,134

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. The Company believes age-related low-grade chronic inflammation, or “inflammaging,” is a significant contributing factor to several chronic diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

Liquidity

As of June 30, 2022, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital. The Company's total revenues to date have been generated principally from its exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of our internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months and six months ended June 30, 2022, the Company recognized revenues of $454,000 and $3.6 million, respectively, generated from the supply of clinical and research grade material to Wugen.

On July 19, 2021, the Company’s registration statement on Form S-1 for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On July 22, 2021, the Company closed its IPO with the sale of 7,000,000 shares of common stock, at a public offering price of $8.00 per share, resulting in net proceeds of approximately $49.2 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The IPO met the provisions for mandatory conversion of all shares of redeemable preferred stock according to the designations for these securities. As a result of the conversion, the Company issued 23,768,416 shares of common stock to the former holders of redeemable preferred stock. In addition, as a result of conditions for mandatory conversion, the Company was relieved of its obligation to pay $2.8 million in cumulative dividends that were accrued and unpaid on the conversion date.

As of June 30, 2022, the Company had cash and cash equivalents of $15.4 million, short-term investments of $17.0 million held in U.S. government-backed securities, and long-term investments of $9.7 million held in U.S. government-backed securities. Since inception to June 30, 2022, the Company incurred cumulative net losses of $33.5 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise capital which may include the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of June 30, 2022 and for the three months and six months ended June 30, 2021 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2021 and 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 which appear in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2021 with the SEC on March 29, 2022 and in other filings with the SEC.

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

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company's revenues have been generated exclusively from the Wugen License, which consists of licenses of intellectual property, cost reimbursements, upfront signing fees, milestone payments and royalties on future licensee’s product sales. In addition, the Company and Wugen have an agreement for the supply of clinical and research grade materials under which the Company also recognized revenues.

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

On June 18, 2021, the Company entered into a master services agreement ("MSA") with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contact existed for a transaction. In order for a contract to exist, additional terms for each transaction require the Company to enter into a statement-of-work ("SOW") for each purchase. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period.

On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met to qualify as contracts under Topic 606 for the related transactions covered by these SOWs. For the three months and six months ended June 30, 2022, the Company recognized revenue related to sale of development supply materials to Wugen of $454,000 and $3.6 million, respectively.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases yet to be billed, to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria has not been met. The Company had deferred revenue of $1.8 million and $314,625 as of December 31, 2021 and June 30, 2022, respectively. All deferred revenue balances are current liabilities and reported within Accrued liabilities and other current liabilities in the accompanying condensed balance sheets.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of December 31, 2021 and June 30, 2022, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed balance sheets.

The Company invests net proceeds of its IPO in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of June 30, 2022, the Company held $17.0 million in U.S. Treasury bills included in Short-term investments and $9.7 million in U.S. Treasury notes included in Investments in the accompanying condensed balance sheet.

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

As of June 30, 2022, the Company had a balance of $848,340 in Accrued liabilities and other current liabilities, consisting primarily of $314,625 related to deferred revenue, $151,000 related to salary and benefits, $170,687 related to short-term lease liability, and $212,000 related to other current liabilities which were primarily accrued legal fees and clinical trials expenses.

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

At December 31, 2021 and June 30, 2022, the Company has 10,000,000 shares of preferred stock authorized and no shares issued.

4. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(2,750,362)	$(3,510,561)	$(5,594,358)	$(5,567,768)
Less: cumulative preferred dividends earned in the period	(482,662)	—	(960,020)	$—
Net loss available for distribution to common stock holders	$(3,233,024)	$(3,510,561)	$(6,554,378)	$(5,567,768)
Denominator:
Weighted-average common shares outstanding	4,921,121	35,814,482	4,880,496	35,796,257
Net loss per share, basic and diluted	$(0.66)	$(0.10)	$(1.34)	$(0.16)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At June 30,
	2021	2022
Redeemable Preferred Stock	23,768,416	—
Common stock options	579,858	1,924,317
Potentially diluted securities	24,348,274	1,924,317

5. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2021 and June 30, 2022:

	At December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,506,499	$—	$—	$9,506,499
Treasury bills	24,983,520	—	—	24,983,520
Treasury notes	9,922,300	—	—	9,922,300
Total	$44,412,319	$—	$—	$44,412,319

	At June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,402,855	$—	$—	$14,402,855
Treasury bills	16,993,523	—	—	16,993,523
Treasury notes	9,703,120	—	—	9,703,120
Total	$41,099,498	$—	$—	$41,099,498

6. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2021 and June 30, 2022. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

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

The components of the lease expense for the three months and six months ended June 30, 2022 were as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Operating lease cost	$42,413	$56,550

Supplemental cash flow information related to lease for the six months ended June 30, 2022 was as follows:

For the Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$69,643
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$50,545

As of June 30, 2022, the supplemental balance sheet information related to leases was as follows:

As of June 30, 2022
Operating lease right-of-use assets	$268,298
Other current liabilities	$170,687
Operating lease liabilities, net of current portion	98,447
Total operating lease liabilities	$269,134

As of June 30, 2022, the remaining lease payments were as follows:

2022 (remaining 6 months)	$83,572
2023	171,322
2024	28,693
Total future minimum lease payments	$283,587

For the three months ended June 30, 2021 and 2022, rent expense recognized by the Company was $31,552 and $49,966 respectively, of which $14,623 and $25,149, respectively, is included in research and development in the accompanying condensed statements of operations. Certain comparative figures have been reclassified to conform to the current year presentation under Topic 842 for rent expense.

For the six months ended June 30, 2021 and 2022, rent expense recognized by the Company was $68,466 and $77,139, respectively, of which $34,790 and $32,834, respectively, is included in research and development in the accompanying condensed statements of operations. Certain comparative figures have been reclassified to conform to the current year presentation under Topic 842 for rent expense.

Contractual Commitments

The Company operates under the provisions of agreements with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in clinical trials. At December 31, 2021, future payment obligations under such agreements were $2.5 million. At June 30, 2022, future payment obligations under such agreements were $4.1 million.

Legal

Management has no knowledge of any pending or unasserted claims against the Company.

Other

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has caused significant volatility in the U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. The Company has encountered some delays in the commencement of clinical trials as a result of clinical sites experiencing COVID-related delays due to staffing shortages. In addition, the Company has encountered some delays in the completion of IND-enabling studies required by the Federal Drug Administration ("FDA") to support Investigational New Drug Applications ("IND") due to government-mandated measures taken as a result of COVID outbreaks.

8. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no material subsequent events identified that required recognition or disclosure other than as disclosed below or in the footnotes herein.

On August 2, 2022, HCW Biologics was granted U.S. Patent No. 11,401,324 which contains claims for immunotherapeutic compounds comprised of a single-chain chimeric polypeptide with two target-binding domains on a scaffold made of an extracellular domain of human tissue factor.

On August 10, 2022, HCW Biologics committed to purchase a building located in Miramar, Florida for approximately $10.0 million, as the Company's new headquarters. The Company received a commitment for a five-year term facility to finance the purchase, expansion, and improvement of property. An initial takedown equal to 65% of the purchase price will be funded on the closing date which is expected to be on August 15, 2022. The term facility may be increased to provide additional funding for expansion and improvements of the property; however, future borrowings are subject to full credit approval and due diligence by the lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”)and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “we,” “us” and “our” refer to HCW Biologics Inc.

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

Overview

HCW Biologics Inc. (“HCW Biologics,” “HCW,” the “Company,” or “we”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of protein complexes, known as inflammasomes, in innate immune cells. These two elements share common mechanisms in promoting secretion of pro-inflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to eliminate senescent cells and the pro-inflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases.

Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with a senescence-associated pro-inflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. Subcutaneous administration of our lead drug candidate, HCW9218, activates Natural Killer ("NK") cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes transforming growth factor beta ("TGF-β"). This bifunctionality gives HCW9218 the ability to reduce senescent cells, that is function as a senolytic, as well as eliminate senescence-associated pro-inflammatory factors, that is function as a senomorphic. As a result, HCW9218 has the ability to lower chronic inflammation and restore tissue homeostasis. HCW9218 reached the clinical stage of its development in the first half of 2022, with the initiation of a

Phase 1 clinical trial by the Masonic Cancer Center to evaluate HCW9218 in the treatment of solid tumor cancers that progressed after standard-of-care treatment. The Company intends to open a Phase 1b clinical trial to evaluate HCW9218 in patients with advanced pancreatic cancer in the third quarter of 2022. We have cleared IRB review and most internal procedures at several National Cancer Institute ("NCI") designated Comprehensive Cancer Centers identified as clinical sites. As a result of COVID-related delays due to staffing shortages at clinical sites, we were unable to commence this trial earlier in the year. In both of these studies in solid tumor cancers, we will be gathering additional data to obtain insights for future phases of clinical trials, such as the level of immune system reaction to HCW9218 and incidence of mucosal bleeding caused by the HCW9218 TGF-β trap. In addition, we expect that the human data from these two clinical trials in cancer will guide future development of HCW9218 for other age-related pathologies. We believe that HCW9218 may represent a new class of safe and effective senolytic and senomorphic drugs for the treatment of a broad range of inflammaging indications, including cancer, metabolic dysfunctions, fibrosis-related pathologies, as well as neuro-inflammation and neurodegenerative diseases.

HCW9302 is another lead drug candidate which is designed to activate and expand regulatory T (“Treg”) cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. This molecule is a single-chain, IL-2-based fusion protein. Preclinical studies in mouse models have demonstrated the ability of HCW9302 to expand and activate Treg cells and reduce inflammation-related diseases, supporting the potential of HCW9302 to treat a wide variety of autoimmune and proinflammatory diseases, such as atherosclerosis. IND-enabling activities are currently in progress, but due to COVID-related delays, the completion date for toxicology studies required by the Federal Drug Administration ("FDA") for an Investigational New Drug Application ("IND") is expected to extend to the first half of 2023. If we are successful in completing IND-enabling activities and have no further delays in the expected schedule, we continue to plan to file an IND to obtain approval from the FDA for a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune disorder in the first half of 2023.

Recent Developments

•
On May 19, 2022, the Masonic Cancer Center, University of Minnesota, announced that they opened a new Phase 1 solid tumor cancer clinical trial and treated their first patient with HCW9218, an injectable, bifunctional immunotherapeutic, developed by HCW Biologics Inc. This Phase 1, first-in-human clinical trial is enrolling patients that have advanced solid tumors with progressive disease after prior chemotherapies.
•
On August 2, 2022, HCW Biologics was granted U.S. Patent No. 11,401,324 which contains claims for immunotherapeutic compounds comprised of a single-chain chimeric polypeptide with two target-binding domains on a scaffold made of an extracellular domain of human tissue factor. This patent provides protection for the underlying intellectual property on which the Company has based its lead product candidate, HCW9302. HCW Biologics has created an extensive patent portfolio with multiple families of patent applications that are directed to the TOBITM discovery platform technology and its single-chain and multi-chain chimeric polypeptides as well as methods of use of these polypeptides alone and in combination. This is the first U.S. patent issued of the Company’s 72 patent applications filed worldwide.
•
On August 10, 2022, HCW Biologics committed to purchase a 36,000 square foot building located in Miramar, Florida for approximately $10.0 million, as the Company's new headquarters. The Company received a commitment for a five-year term facility to finance the purchase, expansion, and improvement of the new location. An initial takedown equal to 65% of the purchase price will be funded on the closing date which is expected to be on August 15, 2022. The term facility may be increased to provide additional funding for expansion and improvements of the property, however, future borrowings are subject to full credit approval and due diligence by the lender.

Trends and Uncertainties – COVID-19 Pandemic

The spread of COVID-19 and its numerous variants has caused significant volatility in the U.S. and international markets since March 2020. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine how long it will impact our operations and if it will have a material impact over time.

The extent to which the COVID-19 or outbreaks of its variants may affect our IND-enabling activities, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the potential spread of the vaccine/treatment-resistant disease, the duration of the outbreaks, travel restrictions, and actions to contain the outbreaks or treat their impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures, or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, IND-enabling activities, buildout of our new headquarters, business, financial condition, and results of operations.

Components of our Results of Operation

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. Our total revenues to date have been generated principally from our Wugen License and MSA with Wugen. See Note 1 to our condensed interim financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for these definitions and more information.

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

Performance obligations relating to the granting a license and delivery of licensed product and R&D know-how were satisfied when transferred upon the execution of the Wugen License on December 24, 2020. The Company recognized revenue for the related consideration at a point in time. The revenues recognized from for a transaction to supply clinical and research grade materials entered into under the MSA and covered by a SOW, represents one performance obligation that is satisfied over time. The Company recognizes revenue generated for supply of material for clinical development using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion.

Operating Expenses

Our operating expenses are reported as research and development expenses and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•
Employee-related expenses, including salaries, benefits, and stock-based compensation expense.
•
Expenses related to manufacturing and materials, consisting primarily of expenses incurred primarily in connection with third-party contract manufacturing organizations (“CMO”), which produce cGMP materials for clinical trials on our behalf.
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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors -- Risks Related to the Development and Clinical Testing of Our Product Candidates,” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues:
Revenues	$—	$454,000	$—	$3,571,545
Cost of revenues	—	(287,200)	—	(1,615,276)
Net revenues	—	166,800	—	1,956,269
Operating expenses:
Research and development	1,673,163	1,969,882	4,002,976	3,759,558
General and administrative	1,077,830	1,707,995	2,160,190	3,588,597
Total operating expenses	2,750,993	3,677,877	6,163,166	7,348,155
Loss from operations	(2,750,993)	(3,511,077)	(6,163,166)	(5,391,886)
Interest and other income (loss), net	631	516	568,808	(175,882)
Net loss	$(2,750,362)	$(3,510,561)	$(5,594,358)	$(5,567,768)

Comparison of the Three Months ended June 30, 2021 and June 30, 2022

Revenues

On June 18, 2021, the Company entered into a MSA with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contract exists. In order for a contract to exist, additional terms are needed that must be set forth in a SOW. Until March 14, 2022, the Company has not entered into any SOWs for transactions to supply Wugen with clinical and research grade materials, and all amounts received for such transactions were recorded as deferred revenue. On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met for these transactions to qualify as contracts under Topic 606. As of June 30, 2021, the Company did not recognize any revenue for supply of clinical and research grade materials, since we did not have a contract in place. For the three months ended June 30, 2022, the Company recognized $454,000 of revenues in the unaudited condensed statement of operation that appears elsewhere in this Quarterly Report.

For any transactions to supply materials for clinical development for which a SOW has not been finalized, revenue is not recognized because one or more of the criteria for revenue recognition has not been met, in which case, the Company records deferred revenue. There were $696,625 of short-term deferred revenues as of June 30, 2021. As of June 30, 2022, there were $314,625 of short-term deferred revenues included within Accrued liabilities and other current liabilities on the audited condensed balance sheet that appears elsewhere in this Quarterly Report.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and June 30, 2022:

	Three Months Ended June 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$775,782	$802,033	$26,251	3%
Manufacturing and materials	313,402	304,329	(9,073)	(3)%
Preclinical expenses	318,595	599,520	280,925	88%
Clinical trials	107,587	83,939	(23,648)	(22)%
Other expenses	157,797	180,061	22,264	14%
Total research and development expenses	$1,673,163	$1,969,882	$296,719	18%

Research and development expenses increased $296,719, or 18%, from $1.7 million for the three months ended June 30, 2021 to $2.0 million for the three months ended June 30, 2022. This increase was primarily due to an increase in preclinical expenses.

Salaries, benefits, and related expenses increased by $26,251, or 3%, from $775,782 for the three months ended June 30, 2021 to $802,033 for the three months ended June 30, 2022. This increase was primarily attributable to an $88,222 increase in salaries and wages , a $29,242 increase in health insurance costs, and a $12,319 increase in compensation expense related to stock-based compensation. These increases were partially offset by a reimbursement from Wugen for certain expenses incurred under the terms of the Wugen License that was $94,667 greater for the three months ended June 30, 2022 versus the comparable period in 2021.

Manufacturing and materials expense decreased by $9,073, or 3%, from $313,402 for the three months ended June 30, 2021 to $304,329 for the three months ended June 30, 2022. In the three months ended June 30, 2021, manufacturing activities focused on our lead molecules, HCW9218 and HCW9302. For HCW9218, we finalized a 200L GMP run as well as initiated the fill/finish process and final testing for product release for clinical trials. For HCW9302, we initiated master cell bank production and completed a scale-up run of GMP materials. In the three months ended June 30, 2022, costs were primarily from the initiation of a 1000L GMP run for HCW9218. Looking ahead for the remainder of 2022, costs are expected to be primarily associated with several procedures required to finalize production of HCW9302, including GMP process closeout through finalization of reports, fill/finish activities, as well as drug substance and drug product release testing. In addition, we will complete the 1000L GMP manufacturing run and fill/finish activities for HCW9218 that was initiated in the second quarter of 2022.

Expenses associated with preclinical activities increased by $280,925, or 88%, from $318,595 for the three months ended June 30, 2021 to $599,520 for the three months ended June 30, 2022. In the three months ended June 30, 2021, expenses were related primarily to the cost of toxicology studies and experimental materials for IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9218 in difficult-to-treat solid tumor cancers. In the three months ended June 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

Expenses associated with clinical activities decreased by $23,648, or 22%, from $107,587 for the three months ended June 30, 2021 to $83,939 for the three months ended June 30, 2022. We anticipate expenses related to clinical activities will increase substantially in the future. HCW9218, our lead drug candidate, entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota for a dose escalation study of HCW9218 as a monotherapy in solid tumors, such as breast, ovarian, prostate and colorectal cancers. The trial is designed to identify the maximum tolerated dose for future evaluation. Depending on the toxicities observed in the treated patients, between 12 and 24 patients may be enrolled. For a Company-sponsored pancreatic study, we plan to enroll up to 24 patients in several NCI-designated Comprehensive Cancer Centers, with the primary objectives of the study being to determine safety, maximum tolerated dose, and the recommended Phase 2 dose. We anticipate patient enrollment for this trial to commence in the third quarter of 2022. Due to COVID-related delays at the clinical sites we identified to participate in this trial, we were unable to initiate the pancreatic clinical trials earlier in the year. In both of these studies, we will be gathering additional data to obtain further insights for future phases of clinical trials, such as immune system reaction to HCW9218 and incidence of mucosal bleeding caused by the HCW9218 TGF-β trap.

Other expenses, which include overhead allocations, increased by $22,264, or 14%, from $157,797 for the three months ended June 30, 2021 to $180,061 for the three months ended June 30, 2022. The increase in other expenses were primarily attributable to an increase of $21,248 in travel and travel-related activities to attend scientific conferences.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and June 30, 2022:

	Three Months Ended June 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$611,008	$743,842	$132,834	22%
Professional services	274,875	287,199	12,324	4%
Facilities and office expenses	67,691	113,254	45,563	67%
Depreciation	61,083	16,940	(44,143)	(72)%
Rent expense	24,823	35,298	10,475	42%
Other expenses	38,350	511,462	473,112	NM
Total general and administrative expenses	$1,077,830	$1,707,995	$630,165	58%

NM - Not meaningful.

General and administrative expenses increased $630,165, or 58%, from $1.1 million for the three months ended June 30, 2021 to $1.7 million for the three months ended June 30, 2022. This increase was primarily due to an increase of $473,112 in other expenses resulting from increased insurance costs associated with being a public company. There was also an increase of $132,834 in salaries, benefits and related expenses as a result of stock-based compensation expense associated with an equity award to the CEO upon completion of the IPO and an increase for Board compensation under our non-employee director compensation program, which was more than offset by a decrease of $195,750 in performance bonuses for the same period. Facilities and office expenses increased by $45,563, or 67%, primarily due to an increase in software license fees. Depreciation decreased by $44,143 primarily due to a decrease of $27,382 in amortization for leasehold improvements and a decrease of $14,128 for accretion of issuance costs.

Comparison of the Six Months ended June 30, 2021 and June 30, 2022

Revenues

There was no revenue for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company recognized $3.6 million of revenues in the unaudited statements of operations included elsewhere in this Quarterly Report. All revenues were generated under the MSA with Wugen. Revenue was recognized for all transactions made under the MSA for which the Company entered SOWs, since we determined that all requirements were met for the related transactions to qualify as a contract under Topic 606.

For those transactions for which revenues were not recognized because one or more of the criteria for revenue recognition had not been met under Topic 606, the Company recorded deferred revenue. There were $696,625 of short-term deferred revenues as of June 30, 2021, and $314,625 of short-term deferred revenues as of June 30, 2022 included within Accrued liabilities and other current liabilities.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and June 30, 2022:

	Six Months Ended June 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$1,472,753	$1,574,981	$102,228	7%
Manufacturing and materials	1,075,454	521,957	(553,497)	(51)%
Preclinical expenses	994,937	1,112,637	117,700	12%
Clinical trials	157,552	194,716	37,164	24%
Other expenses	302,280	355,267	52,987	18%
Total research and development expenses	$4,002,976	$3,759,558	$(243,418)	(6)%

Research and development expenses decreased $243,418, or 6%, from $4.0 million for the six months ended June 30, 2021 to $3.8 million for the six months ended June 30, 2022. This decrease was primarily due to a $553,497 decrease in manufacturing and materials expenses and offset by a $117,700 increase in preclinical expenses.

Salaries, benefits, and related expenses increased by $102,228, or 7%, from $1.5 million for the six months ended June 30, 2021 to $1.6 million for the six months ended June 30, 2022. This increase was primarily attributable to a $156,035 increase in salaries and wages, a $42,084 increase in health insurance costs, and an increase of $21,556 in compensation expense related to stock-based compensation. These increases were partially offset by a reimbursement from Wugen for certain expenses incurred under the terms of the Wugen License that was $110,000 greater for the six months ended June 30, 2022 versus the comparable period in 2021.

Manufacturing and materials expense decreased by $553,497, or 51%, from $1.1million for the six months ended June 30, 2021 to $521,957 for the six months ended June 30, 2022. Manufacturing and materials expenses in the six months ended June 30, 2021 resulted from activities related to establishing master cell banks for several molecules, effecting a technology transfer to our contract manufacturer required for internally-developed manufacturing processes, and successfully completing multiple cGMP production runs for our molecules. For HCW9218, we successfully completed cGMP manufacturing runs in multiple quantities and initiated the fill/finish process and testing for product release. For HCW9302, we had initiated master cell bank production and completed a scale-up run of cGMP-grade material. In the six months ended June 30, 2022, costs were primarily from HCW9302 technology transfer and development process closeout through finalization of reports and the project initiation. In addition, we initiated a 1000L GMP run for HCW9218.

Expenses associated with preclinical activities increased by $117,700, or 12%, from $1.0 million for the six months ended June 30, 2021 to $1.1 million for the six months ended June 30, 2022. In the six months ended June 30, 2021, expenses were related primarily to the cost of toxicology studies and experimental materials for IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9218 in difficult-to-treat solid tumor cancers. In the six months ended June 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

Expenses associated with clinical activities increased $37,164, or 24%, from $157,552 for the six months ended June 30, 2021 to $194,716 for the six months ended June 30, 2022. We anticipate expenses related to clinical activities will increase substantially in the future. HCW9218, our lead drug candidate, entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota for a dose escalation study of HCW9218 as a monotherapy in solid tumors, such as breast, ovarian, prostate and colorectal cancers. The trial is designed as a dose escalation study of HCW9218 to identify the maximum tolerated dose for future evaluation. Depending on the toxicities observed in the treated patients, between 12 and 24 patients may be enrolled. We anticipate patient enrollment for a Company-sponsored Phase 1b clinical trial to evaluate HCW9218 in advanced pancreatic cancer to commence in the third quarter of 2022. For the pancreatic study, we plan to enroll up to 24 patients in several NCI-designated Comprehensive Cancer Centers, with the primary objectives of the study being to determine safety, maximum tolerated dose, and the recommended Phase 2 dose. We anticipate patient enrollment for this trial to commence in the third quarter of 2022. Due to COVID-related delays at the NCI-designated Comprehensive Cancer Centers we identified as clinical sites to participate in this trial, we were unable to initiate the pancreatic clinical trials earlier in the year. In both of these studies, we will be gathering additional data to obtain further insights for future phases of clinical trials, such as immune system reaction to HCW9218 and incidence of mucosal bleeding caused by the HCW9218 TGF-β trap.

Other expenses, which include overhead allocations, increased by $52,987, or 18%, from $302,280 for the six months ended June 30, 2021 to $355,367 for the six months ended June 30, 2022. The increase in other expenses is due primarily attributable to an increase of $28,681 in travel and travel-related activities to attend scientific conferences and an increase of $16,878 in building repairs and maintenance.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and June 30, 2022:

	Six Months Ended June 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$1,110,230	$1,458,128	$347,898	31%
Professional services	668,501	746,363	77,862	12%
Facilities and office expenses	127,415	213,933	86,518	68%
Depreciation	127,725	52,545	(75,180)	(59)%
Rent expense	49,818	65,277	15,459	31%
Other expenses	76,501	1,052,351	975,850	NM
Total general and administrative expenses	$2,160,190	$3,588,597	$1,428,407	66%

NM - Not meaningful

General and administrative expenses increased $1.4 million, or 66%, from $2.2 million for the six months ended June 30, 2021 to $3.6 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $61,936 in salaries, benefits and related expenses, an increase of $499,909 related to stock-based compensation expense associated with an equity award to the CEO upon completion of the IPO, and an increase of $83,214 for Board compensation under our non-employee director compensation program offset by a reduction in performance bonuses.

Professional services increased $77,862 or 12%, from $668,501 for the six months ended June 30, 2021 to $746,363 for the six months ended June 30, 2022, primarily due to a $169,138 increase for corporate legal services, a $117,082 increase in expenses for other professional services, such as auditing, and a $93,156 increase in other consulting services, such as investor relations advisory services. These increases were partially offset by a decrease of $301,514 in fees for legal services related to patent filings. Other expenses increased by $1.0 million, from $76,501 for the six months ended June 30, 2021 to $1.1 million for the six months ended June 30, 2022. The increase is primarily due to an increase in insurance costs associated with being a public company.

Liquidity and Capital Resources

Sources of Liquidity

The Company closed an IPO on July 22, 2021, resulting in net proceeds of approximately $49.2 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. As of June 30, 2022, we had cash and cash equivalents of $15.4 million, short-term investments in U.S. government-backed securities of $17.0 million, and long-term investments in U.S. government-backed securities of $9.7 million.

On August 10, 2022, HCW Biologics committed to purchase a 36,000 square foot building located in Miramar, Florida for approximately $10.0 million, as the Company's new headquarters. The Company received a commitment for a five-year term facility for the purchase, expansion, and improvement of the property, secured by the building. An initial takedown equal to 65% of the purchase price will be funded on the closing date which is expected to be on August 15, 2022. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. The term facility may be increased to provide additional funding for expansion and improvements of the property; however, future borrowings are subject to full credit approval and due diligence by the lender. With our remaining IPO proceeds and the financing commitment for the purchase of the Company's new headquarters, we estimate we have adequate capital to fund operations and complete of the buildout of our new headquarters to the end of 2023.

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
•
impact of COVID-19 on the timing and progress of our IND-enabling activities, clinical trials and our ability to identify and enroll patients;
•
costs, timing, and outcome of regulatory review of our product candidates;
•
number of trials required for regulatory approval;
•
whether we enter into any collaboration or co-development agreements and the terms of such agreements;
•
effect of competing technology and market developments;
•
cost of maintaining, expanding, and enforcing our intellectual property rights;
•
cost and timing of buildout of new headquarters, including risks of cost overruns and delays, and ability to obtain additional bank financing under existing term facility, if needed; and
•
costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive regulatory approval.

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

Comparison of the Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2022

The following table summarizes our cash flows for the six months ended June 30, 2021 and June 30, 2022:

	Six Months Ended June 30,
	2021	2022
Cash used in operating activities	$(2,480,242)	$(4,281,998)
Cash (used in) provided by investing activities	(23,279)	7,963,379
Cash (used in) provided by financing activities	(901,462)	8,273
Net (decrease) increase in cash and cash equivalents	$(3,404,983)	$3,689,654

Operating Activities

Net cash used in operating activities were $2.5 million for the six months ended June 30, 2021 and $4.3 million for the six months ended June 30, 2022, respectively.

Cash used in operating activities for the six months ended June 30, 2021 consisted primarily of a net loss of $5.6 million, as well as $567,311 from extinguishment of debt and $563,436 resulting from an increase in prepaid expenses and other assets. These were offset by cash provided from operating activities resulting from a $2.5 million decrease in accounts receivable, a $1.5 million increase in accounts payable, and a noncash adjustment of $323,897 primarily related to depreciation and amortization. The decrease in accounts receivable reflects collection of the $2.5 million cash payment due from Wugen under the terms of the Wugen License. The increase in accounts payable and other liabilities reflects the costs related to our IPO.

Cash used in operating activities for the six months ended June 30, 2022 consisted primarily of a net loss of $5.6 million, as well as $1.5 million of cash used in operations, resulting from a $1.3 million decrease in accounts payable and other liabilities and a $213,934 increase in accounts receivable. Cash provided by operations consisted primarily of $1.9 million arising from a decrease in prepaid expenses and other assets and adjustments for noncash charges, including $292,363 for depreciation and amortization and $531,683 for compensation expense related to stock-based compensation.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 consisted of purchase of scientific lab equipment and general office equipment.

Cash provided by investing activities for the six months ended June 30, 2022, consisted of $8.0 million of cash provided when short-term investments reached maturity, offset by $36,461 of cash used to purchase equipment.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities resulted from the issuance of common stock upon exercise of vested employee stock options, partially offset by offering costs associated with our IPO. During the six months ended June 30, 2022, cash provided by financing activities is due to issuance of common stock upon exercise of vested employee stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. On July 22, 2021, we closed our IPO and invested our proceeds in U.S. Treasury securities. As of June 30, 2022, we had cash and cash equivalents of $15.4 million, short-term investments in U.S. government-backed securities of $17.0 million, and long-term investments in U.S. government-backed securities of $9.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

Through June 30, 2022, we have used approximately $7.1 million of the net proceeds from our IPO. There has been no material change in the use of proceeds described in the final prospectus filed by us with the SEC on July 21, 2021.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number

10.1**†	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300Corporate Way, LLC, dated May 27, 2022.				X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2021 and June 30, 2022 (unaudited); (ii) the Condensed Statements of Operations for the three months and six months ended June 30, 2021 (unaudited) and June 30, 2022 (unaudited); (iv) the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 (unaudited) and June 30, 2022 (unaudited); (v) the Condensed Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and June 30, 2022 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*

The exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.

†

Certain information in this document has been excluded pursuant to Item 601(b)(10) of Regulation S-K. Such excluded information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally such information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW Biologics Inc.

Date: August 12, 2022	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)