Form 10-Q
period 2022-09-30
HCW Biologics Inc.
filed 2022-11-07
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 35,871,470 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2021	2022
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,730,677	$26,224,260
Short-term investments	24,983,520	—
Accounts receivable, net	133,000	355,555
Prepaid expenses	2,196,557	1,921,993
Other current assets	1,436,616	205,921
Total current assets	40,480,370	28,707,729
Investments	11,522,050	11,268,500
Property and equipment, net	1,119,091	10,957,946
Other assets	393,318	419,027
Total assets	$53,514,829	$51,353,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$223,664	$1,410,357
Accrued liabilities and other current liabilities	2,097,925	882,775
Total current liabilities	2,321,589	2,293,132
Debt	—	6,448,166
Other liabilities	—	56,676
Total liabilities	2,321,589	8,797,974
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,768,264 shares issued at December 31, 2021; 250,000,000 shares authorized and 35,836,135 shares issued at September 30, 2022	3,577	3,584
Additional paid-in capital	81,827,006	82,670,949
Accumulated deficit	(30,637,343)	(40,119,305)
Total stockholders’ equity	51,193,240	42,555,228
Total liabilities and stockholders’ equity	$53,514,829	$51,353,202

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues:
Revenues	$—	$1,809,025	$—	$5,380,570
Cost of revenues	—	(1,447,220)	—	(3,062,496)
Net revenues	—	361,805	—	2,318,074

Operating expenses:
Research and development	2,687,341	2,648,794	6,690,317	6,408,353
General and administrative	1,404,823	1,732,666	3,565,013	5,321,262
Total operating expenses	4,092,164	4,381,460	10,255,330	11,729,615
Loss from operations	(4,092,164)	(4,019,655)	(10,255,330)	(9,411,541)
Interest and other income (loss), net	(2,540)	105,461	566,268	(70,421)
Net loss	$(4,094,704)	$(3,914,194)	$(9,689,062)	$(9,481,962)
Net loss per share, basic and diluted	$(0.14)	$(0.11)	$(0.74)	$(0.26)
Weighted average shares outstanding, basic and diluted	29,572,267	35,835,135	13,111,087	35,809,216

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2021 and September 30, 2022

(Unaudited)

	Redeemable Preferred Stock							Stockholders’ Deficit
	Series A			Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	6,316,691	$6,140,792		12,012,617	$13,680,306	5,439,112	$11,294,301	4,793,393	$480	$—	$(16,718,877)	$(16,718,397)
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	88,702	8	13,377	—	13,385
Stock-based compensation	—	—		—	—	—	—	—	—	641	—	641
6% cumulative dividends on redeemable preferred stock	—	95,992		—	213,971	—	167,395	—	—	(14,018)	(463,340)	(477,358)
Accretion of issuance costs	—	—	0	—	3,929	—	10,200	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,843,996)	(2,843,996)
Balance, March 31, 2021	6,316,691	$6,236,784		12,012,617	$13,898,206	5,439,112	$11,471,896	4,882,095	$488	$—	$(20,026,213)	$(20,025,725)
Issuance of Class A Common Stock upon exercise of stock options	—	—		—	—	—	—	73,487	8	9,457	—	9,465
Stock-based compensation	—	—		—	—	—	—	—	—	9,578	—	9,578
6% cumulative dividends on redeemable preferred stock	—	97,058		—	216,348	—	169,256	—	—	(19,035)	(463,623)	(482,658)
Accretion of issuance costs	—	—		—	3,929	—	10,198	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—	—	(2,750,362)	(2,750,362)
Balance, June 30, 2021	6,316,691	6,333,842		12,012,617	14,118,483	5,439,112	11,651,350	4,955,582	496	—	(23,240,198)	(23,239,702)
Issuance of common stock upon initial public offering, net of issuance cost	—	—		—	—	—	—	7,000,000	700	49,239,247	—	49,239,947
Conversion of Series A Redeemable Preferred Stock, with forfeited cumulative dividends	(6,316,691)	(6,333,842)		—	—	—	—	6,316,691	632	6,353,474	(20,265)	6,333,841
Conversion of Series B Redeemable Preferred Stock, with forfeited cumulative dividends	—	—		(12,012,617)	(14,118,483)	—	—	12,012,613	1,201	14,170,312	(53,030)	14,118,483
Conversion of Series C Redeemable Preferred Stock, with forfeited cumulative dividends	—	—		—	—	(5,439,112)	(11,651,350)	5,439,112	544	11,706,544	(55,741)	11,651,347
Issuance of Common Stock upon exercise of stock options	—	—		—	—	—	—	4,114	—	576	—	576
Stock-based compensation	—	—		—	—	—		—	—	1,660	—	1,660
Net loss	—	—		—	—	—	—	—	—	—	(4,094,704)	(4,094,704)
Balance, September 30, 2021	—	$—		—	$—	—	$—	35,728,112	$3,573	$81,471,813	$(27,463,938)	$54,011,448

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2021 and September 30, 2022

(Unaudited)

	Redeemable Preferred Stock						Stockholders’ Equity
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	—	$—	—	$—	35,768,264	$3,577	$81,827,006	$(30,637,343)	$51,193,240
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	11,225	1	2,272	—	2,273
Stock-based compensation	—	—	—	—	—	—	—	—	260,348	—	260,348
Net loss	—	—	—	—	—	—	—	—	—	(2,057,207)	(2,057,207)
Balance, March 31, 2022	—	$—	—	$—	—	$—	35,779,489	$3,578	$82,089,626	$(32,694,550)	$49,398,654
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	44,434	4	5,996	—	6,000
Stock-based compensation	—	—	—	—	—	—	—	—	271,335	—	271,335
Net loss	—	—	—	—	—	—	—	—	—	(3,510,561)	(3,510,561)
Balance, June 30, 2022	—	—	—	—	—	—	35,823,923	3,582	82,366,957	(36,205,111)	46,165,428
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	12,212	2	1,672	—	1,674
Stock-based compensation	—	—	—	—	—	—	—	—	302,320	—	302,320
Net loss	—	—	—	—	—	—	—	—	—	(3,914,194)	(3,914,194)
Balance, September 30, 2022	—	$—	—	$—	—	$—	35,836,135	$3,584	$82,670,949	$(40,119,305)	$42,555,228

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net loss	$(9,689,062)	$(9,481,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,135	456,696
Stock-based compensation	11,878	834,003
Gain on extinguishment of debt	(567,311)	—
Unrealized loss on investments, net	—	253,550
Reduction in the carrying amount of right-of-use asset	—	1,463
Changes in operating assets and liabilities:
Accounts receivable	2,430,000	(222,555)
Prepaid expenses and other assets	(2,181,492)	1,854,155
Accounts payable and other liabilities	1,960,729	(202,979)
Operating lease liability	—	(89,110)
Net cash used in operating activities	(7,599,123)	(6,596,739)
Cash flows from investing activities:
Purchases of property and equipment	(27,411)	(10,206,441)
Proceeds for sale or maturities of short-term investments	—	24,983,520
Purchases of short-term investments	(24,989,700)	—
Purchases of long-term investments	(9,977,900)	—
Net cash (used in) provided by investing activities	(34,995,011)	14,777,079
Cash flows from financing activities:
Proceeds from initial public offering	56,000,000	—
Issuance costs of initial public offering	(6,760,053)	—
Proceeds from issuance of common stock	23,426	9,947
Proceeds from issuance of debt, net	—	6,448,166
Offering costs	—	(144,870)
Net cash provided by financing activities	49,263,373	6,313,243
Net changes in cash and cash equivalents	6,669,239	14,493,583
Cash and cash equivalents at the beginning of the period	8,455,834	11,730,677
Cash and cash equivalents at the end of the period	$15,125,073	26,224,260
Noncash operating, investing and financing activities:
Cumulative dividends earned and accrued in the reporting period	$100,776	$—
Forfeiture of cumulative dividends, upon conversion of all preferred stock	$2,822,081	$—
PPP loan forgiveness	$567,311	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$231,196

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

Liquidity

As of September 30, 2022, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital. The Company's total revenues to date have been generated principally from its exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of our internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months and nine months ended September 30, 2022, the Company recognized revenues of $1.8 million and $5.4 million, respectively, generated from the supply of clinical and research grade material to Wugen.

On August 15, 2022, the Company entered into a loan and security agreement for a $6.5 million, five-year loan to provide financing for the purchase of a building which will become the Company's new headquarters. The remainder of the purchase price was paid in cash. See Note 3 Debt.

On August 26, 2022, the Company's $100.0 million shelf registration statement on Form S-3, including a prospectus for the issuance and sale of up to $15.5 million of shares of the Company’s common stock through an at-the-market equity program, was declared effective by the Securities and Exchange Commission (“SEC”).

As of September 30, 2022, the Company had cash and cash equivalents of $26.2 million and long-term investments of $9.7 million held in U.S. government-backed securities. Since inception to September 30, 2022, the Company incurred cumulative net losses of $37.3 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise capital which may include the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of September 30, 2022 and for the three months and nine months ended September 30, 2021 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2021 and 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 which appear in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2021 with the SEC on March 29, 2022 and in other filings with the SEC.

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contract existed for a transaction. In order for a contract to exist, additional terms for each transaction require the Company to enter into a statement-of-work (“SOW”) for each purchase. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period.

On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met to qualify as contracts under Topic 606 for the related transactions covered by these SOWs. For the three months and nine months ended September 30, 2022, the Company recognized revenue related to sale of development supply materials to Wugen of $1.8 million and $5.4 million, respectively.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases yet to be billed, to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria has not been met. The Company had deferred revenue of $1.8 million and nil as of December 31, 2021 and September 30, 2022, respectively. All deferred revenue balances are current liabilities and reported within Accrued liabilities and other current liabilities in the accompanying condensed balance sheets.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of December 31, 2021 and September 30, 2022, the Company included $1.6 million for the investment in Wugen included in Investments in the accompanying condensed balance sheets.

The Company invested net proceeds of its IPO in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2021, the company held $25.0 million in U.S. Treasury bills included in Short-term investments and $9.9 million in U.S Treasury notes included in Investments in the accompanying condensed balance sheet. As of September 30, 2022, the Company held $9.7 million in U.S. Treasury notes included in Investments in the accompanying condensed balance sheet.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities and other current liabilities, and Other liabilities on its balance sheets. Operating lease right of use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.

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

As of September 30, 2022, the Company had a balance of $882,775 in Accrued liabilities and other current liabilities, consisting primarily of $70,000 related to salary and benefits, $174,520 related to short-term lease liability, $230,400 related to clinical trials expenses, $166,000 legal fees and $240,000 related primarily to other accrued liabilities.

3. Debt

On August 15, 2022, the Company entered into a loan and security agreement, or the 2022 Loan Agreement, with Cogent Bank, or Cogent, pursuant to which it received $6.5 million in gross proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first lien on the building.

As of September 30, 2022, the Company had $6.5 million in gross principal outstanding in a loan under the 2022 Loan Agreement. The outstanding loan will mature on August 15, 2027, or the Maturity Date, and bears interest at a fixed per annum rate equal to 5.75%. An interest-only period is one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. Upon the Maturity Date, a final payment of unamortized principal will be due to Cogent. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty. As of September 30, 2022, the loan is presented net of debt issuance costs in Debt on the accompanying condensed balance sheet.

4. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net loss	$(4,094,704)	$(3,914,194)	$(9,689,062)	$(9,481,962)
Denominator:
Weighted-average common shares outstanding	29,572,267	35,835,135	13,111,087	35,809,216
Net loss per share, basic and diluted	$(0.14)	$(0.11)	$(0.74)	$(0.26)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At September 30,
	2021	2022
Common stock options	1,710,817	1,907,991
Potentially diluted securities	1,710,817	1,907,991

At December 31, 2021, and September 30, 2022, the Company has 10,000,000 shares of preferred stock authorized and no shares issued.

5. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2021 and September 30, 2022:

	At December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,506,499	$—	$—	$9,506,499
Treasury bills	24,983,520	—	—	24,983,520
Treasury notes	9,922,300	—	—	9,922,300
Total	$44,412,319	$—	$—	$44,412,319

	At September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,787,557	$—	$—	$24,787,557
Treasury notes	9,668,750	—	—	9,668,750
Total	$34,456,307	$—	$—	$34,456,307

6. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2021 and September 30, 2022. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

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

The components of the lease expense for the three months and nine months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Operating lease cost	$42,413	$84,825

Supplemental cash flow information related to lease for the nine months ended September 30, 2022 was as follows:

For the Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$111,429
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$89,110

As of September 30, 2022, the supplemental balance sheet information related to leases was as follows:

As of September 30, 2022
Operating lease right-of-use assets	$229,733
Other current liabilities	$174,520
Operating lease liabilities, net of current portion	56,676
Total operating lease liabilities	$231,196

As of September 30, 2022, the remaining lease payments were as follows:

2022 (remaining 3 months)	$41,786
2023	171,322
2024	28,693
Total future minimum lease payments	$241,801

For the three months ended September 30, 2021 and 2022, rent expense recognized by the Company was $36,300 and $43,700 respectively, of which $19,200 and $22,200, respectively, is included in research and development in the accompanying condensed statements of operations. Certain comparative figures have been reclassified to conform to the current year presentation under Topic 842 for rent expense.

For the nine months ended September 30, 2021 and 2022, rent expense recognized by the Company was $104,100 and $130,300, respectively, of which $52,600 and $57,800, respectively, is included in research and development in the accompanying condensed statements of operations. Certain comparative figures have been reclassified to conform to the current year presentation under Topic 842 for rent expense.

Contractual Commitments

The Company operates under the provisions of agreements with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in clinical trials. At December 31, 2021, future payment obligations under such agreements were $2.5 million. At September 30, 2022, future payment obligations under such agreements were $2.0 million.

Legal

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by law. The Company also has directors’ and officers’ insurance.

Other

The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts the Company's business, results of operations and financial condition, including but not limited to the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict. Additionally, the ongoing geopolitical tensions related to Chinese aggression toward Taiwan, the conflict in Ukraine, and the related sanctions and other penalties imposed, in addition to other financial pressures from inflation and higher interest rates, are creating substantial uncertainty in the global economy. The Company has encountered some delays in the commencement of clinical trials as a result of clinical sites experiencing COVID-related delays due to staffing shortages and supply chain issues. In addition, the Company has encountered some delays in the completion of IND-enabling studies required by the U.S. Federal Drug Administration to support Investigational New Drug Applications (“IND”) due to government-mandated measures taken as a result of COVID outbreaks. The Company expects to be impacted by inflation, especially for materials required for the buildout of the Company's new headquarters and employee-related costs. These headwinds may have an adverse impact on the Company's ability to conduct clinical trials as well as IND-enabling activities, causing delays in our clinical development timeline. The Company uses a number of strategies to effectively navigate these issues, but the extent and duration of such events and conditions, and resulting disruptions to the Company's operations, are highly unpredictable.

8. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “we,” “us” and “our” refer to HCW Biologics Inc.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with a senescence-associated pro-inflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. Subcutaneous administration of our lead drug candidate, HCW9218, activates Natural Killer (“NK”) cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes transforming growth factor beta (“TGF-β”). This bifunctionality gives HCW9218 the ability to reduce senescent cells, that is function as a senolytic, as well as eliminate senescence-associated pro-inflammatory factors, that is function as a senomorphic. As a result, HCW9218 has the ability to lower chronic inflammation and restore tissue homeostasis.

HCW9218 reached the clinical stage of its development in the first half of 2022, with the initiation of a Phase 1 clinical trial by the Masonic Cancer Center to evaluate HCW9218 in the treatment of solid tumor cancers that progressed after standard-of-care treatment. The first patient was dosed in a multi-center Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant advanced pancreatic cancer in October 2022. In both of these studies in solid tumor cancers, we will be gathering additional data to obtain insights for future phases of clinical trials, such as the level of immune system reaction and serum TGF-β neutralization to and by HCW9218 as well as any incidence of mucosal bleeding caused by the HCW9218 TGF-β trap. In addition, the Masonic Cancer Center will present preliminary human data from the solid tumor trial in a poster presentation at the Society for Immunotherapy of Cancer (“SITC”) conference to be held from November 8 through November 12, 2022 in Boston, Massachusetts. We are targeting a readout of preliminary human data from the pancreatic study in the first half of 2023. We expect that the human data from these two clinical trials in cancer will guide future development of HCW9218 for other age-related pathologies. We believe that HCW9218 may represent a new class of safe and effective senolytic and senomorphic drugs for the treatment of a broad range of inflammaging indications, including cancer, metabolic dysfunctions, fibrosis-related pathologies, as well as neuro-inflammation and neurodegenerative diseases

HCW9302 is another lead drug candidate which is designed to activate and expand regulatory T (“Treg”) cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. This molecule is a single-chain, IL-2-based fusion protein. Preclinical studies in mouse models have demonstrated the ability of HCW9302 to expand and activate Treg cells and reduce inflammation-related diseases, supporting the potential of HCW9302 to treat a wide variety of autoimmune and proinflammatory diseases, such as atherosclerosis. IND-enabling activities are currently in progress, but due to COVID-related delays, the completion date for toxicology studies required by the Federal Drug Administration (“FDA”) for an Investigational New Drug Application (“IND”) is expected to extend to the first half of 2023. If we are successful in completing IND-enabling activities and have no further delays in the expected schedule, we continue to plan to file an IND to obtain approval from the FDA for a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune disorder in the first half of 2023.

Recent Developments

•
On August 15, 2022, the Company purchased a building located in Miramar, Florida for approximately $10.0 million, as our new headquarters. The Company received a $6.5 million five-year loan to finance the purchase of the new property. The loan bears a fixed interest of 5.75% per annum with interest only payment due in the first year.
•
The multi-center, Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant advanced pancreatic cancer has initiated. HonorHealth Research Institute dosed its first patient on October 17, 2022, and a second patient on October 31, 2022. We are in the process of activating other clinical sites at NCI-designated Comprehensive Cancer Centers.
•
As of September 30, 2022, there were no reports of dose-limited toxicity in the Phase 1 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant solid tumors with disease progression after prior treatment with standard of care therapies, being conducted at the Masonic Cancer Center. Patients have been enrolled and dosed for two levels of dose escalation in this trial.
•
On August 26, 2022, the Company's $100.0 million shelf registration statement on Form S-3, including a prospectus for the issuance and sale of up to $15.5 million of shares of the Company's common stock through an at-the-market program, was declared effective by the SEC.
•
The 37th Annual Meeting of the Society for Immunotherapy of Cancer accepted an abstract submitted by the Masonic Cancer Center, University of Minnesota, entitled: A phase 1 study of HCW9218, a bifunctional TGF-β Antagonist/IL-15 protein complex, in advanced solid tumors. Preliminary clinical results from the Phase 1 clinical study to evaluate HCW9218 in chemo-refractory/chemo-resistant solid tumors will be presented in a poster at the SITC 2022 conference by Dr. Melissa Geller, Principal Investigator.

Trends and Uncertainties

COVID-19

The spread of COVID-19, including the resurgence of cases related to the spread of new variants, has caused significant volatility in the U.S. and international markets since March 2020. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine how long it will impact our operations and if it will have a material impact over time.

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

Inflationary Cost Environment, Supply Chain Disruption and the Macroeconomic Environment

Our operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, Chinese aggression towards Taiwan, financial market volatility and currency movements. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain services and materials, which in some cases impacts the cost and timing of clinical trials and IND-enabling activities. In addition, the Company may be impacted by inflation when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Further, rising interest rates would also increase borrowing costs to the extent that the Company takes on any additional debt. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. However, the extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see “Part II, Item 1A. Risk Factors.”

Components of our Results of Operation

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. The principal source of our revenues to date have been generated from our Wugen License and MSA with Wugen. See Note 1 to our condensed interim financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for these definitions and more information.

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

Performance obligations relating to the granting a license and delivery of licensed product and R&D know-how were satisfied when transferred upon the execution of the Wugen License on December 24, 2020. The Company recognized revenue for the related consideration at a point in time. The revenue recognized from a transaction to supply clinical and research grade materials entered into under the MSA and covered by a SOW, represents one performance obligation that is satisfied over time. The Company recognizes revenue generated for supply of material for clinical development using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion.

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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors -- Risks Related to the Development and Clinical Testing of Our Product Candidates,” elsewhere in this Quarterly Report on Form 10-Q for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

During the period ended September 30, 2022, allegations were made by a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, against Dr. Wong and the Company related to certain of our core intellectual property assets. Although no claims have been filed, we began incurring legal expenses on our own behalf as well as on behalf of Dr. Wong, as required under the Company’s indemnification agreement with our officers and directors.

We expect that our general and administrative expenses will continue to be higher in the foreseeable future due to expenses relating to our operations as a public company, including increased costs for the recruitment and retention of personnel and payment to outside consultants, advisors and accountants, as well as increased costs to comply with government regulations, corporate governance, internal control, insurance and similar requirements applicable to public companies. In addition, we also expect we may have increased legal expenses in connection with any matters or claims arising from the allegations of Dr. Wong's former employer.

Interest and Other Income (Loss), Net

Interest and other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, other income related to non-operating activities, and other non-operating expenses.

On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building purchased by the Company on the same date. The lease provides the tenant with the right to occupy offices that comprise approximately 15,000 square feet for a period of one year, ending August 14, 2023. The lease may be terminated at any time by the tenant with 60 days written notice. During the three months ended September 30, 2022, the Company reported $30,894 in miscellaneous income, which is included within Interest and other income (loss), net in the condensed statements of operation for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues:
Revenues	$—	$1,809,025	$—	$5,380,570
Cost of revenues	—	(1,447,220)	—	(3,062,496)
Net revenues	—	361,805	—	2,318,074
Operating expenses:
Research and development	2,687,341	2,648,794	6,690,317	6,408,353
General and administrative	1,404,823	1,732,666	3,565,013	5,321,262
Total operating expenses	4,092,164	4,381,460	10,255,330	11,729,615
Loss from operations	(4,092,164)	(4,019,655)	(10,255,330)	(9,411,541)
Interest and other income (loss), net	(2,540)	105,461	566,268	(70,421)
Net loss	$(4,094,704)	$(3,914,194)	$(9,689,062)	$(9,481,962)

Comparison of the Three Months ended September 30, 2021 and September 30, 2022

Revenues

On June 18, 2021, the Company entered into a MSA with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contract exists. In order for a contract to exist, additional terms are needed that must be set forth in a SOW. Until March 14, 2022, the Company has not entered into any SOWs for transactions to supply Wugen with clinical and research grade materials, and all amounts received for such transactions were recorded as deferred revenue. On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met for these transactions to qualify as contracts under Topic 606. As of September 30, 2021, the Company did not recognize any revenue for supply of clinical and research grade materials, since we did not have a contract in place. For the three months ended September 30, 2022, the Company recognized $1.8 million of revenues in the condensed statement of operations that appears elsewhere in this Quarterly Report on Form 10-Q.

For any transactions to supply materials for clinical development for which a SOW has not been finalized, revenue is not recognized because one or more of the criteria for revenue recognition has not been met, in which case, the Company records deferred revenue. There were $1.1 million and nil of short-term deferred revenues as of September 30, 2021 and September 30, 2022, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and September 30, 2022:

	Three Months Ended September 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$675,155	$693,774	$18,619	3%
Manufacturing and materials	1,034,080	751,945	(282,135)	(27)%
Preclinical expenses	769,179	729,172	(40,007)	(5)%
Clinical trials	69,556	292,276	222,720	320%
Other expenses	139,371	181,627	42,256	30%
Total research and development expenses	$2,687,341	$2,648,794	$(38,547)	(1)%

Research and development expenses decreased by $38,547, or 1%, from $2.7 million for the three months ended September 30, 2021 to $2.6 million for the three months ended September 30, 2022. This decrease was primarily due to a decline in manufacturing expenses of $282,135 and an increase in clinical trial expenses of $222,720.

Salaries, benefits, and related expenses increased by $18,619, or 3%, from $675,155 for the three months ended September 30, 2021 to $693,744 for the three months ended September 30, 2022. This increase was primarily attributable to a $78,314 increase in salaries and wages and a $13,262 increase in compensation expenses related to stock-based compensation, offset by a reimbursement from Wugen for certain expenses incurred under the terms of the Wugen License that was $74,667 greater for the three months ended September 30, 2022 versus the comparable period in 2021.

Manufacturing and materials expense decreased by $282,135, or 27%, from $1.0 million for the three months ended September 30, 2021 to $751,945 for the three months ended September 30, 2022. In the three months ended September 30, 2021, manufacturing activities focused on our lead molecules, HCW9218 and HCW9302. For HCW9218, we finalized a 200L GMP run as well as initiated the fill/finish process and final testing for product release for clinical trials. For HCW9302, we initiated master cell bank production and completed a scale-up run of GMP materials. In the three months ended September 30, 2022, costs were primarily from the initiation of a 1000L GMP run for HCW9218. Looking ahead for the remainder of 2022, costs are expected to be primarily associated with several procedures required to finalize production of HCW9302, including GMP process closeout through finalization of reports, fill/finish activities, as well as drug substance and drug product release testing. In addition, we expect to complete the 1000L GMP manufacturing run and fill/finish activities for HCW9218 that was initiated in the second quarter of 2022.

Expenses associated with preclinical activities decreased by $40,007, or 5%, from $769,179 for the three months ended September 30, 2021 to $729,172 for the three months ended September 30, 2022. In the three months ended September 30, 2021, expenses were related primarily to the cost of toxicology studies and experimental materials for IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9218 in difficult-to-treat solid tumor cancers. In the three months ended September 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

Expenses associated with clinical activities increased by $222,720, or 320%, from $69,556 for the three months ended September 30, 2021 to $292,276 for the three months ended September 30, 2022. We anticipate expenses related to clinical activities will increase substantially in the future, as there will be multiple clinical trials in progress for the foreseeable future. HCW9218, our lead drug candidate, entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota for a dose escalation study of HCW9218 as a monotherapy in chemo-refractory/chemo-resistant solid tumors, such as breast, ovarian, prostate and colorectal cancers. The trial is designed to identify the maximum tolerated dose for future evaluation. Depending on the toxicities observed in the treated patients, between 12 and 24 patients may be enrolled. For a Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant advanced pancreatic cancer, three clinical sites were opened as of September 30, 2022. The first patient was dosed by HonorHealth on October 17, 2022. We plan to enroll up to 24 patients from several clinical sites at NCI-designated Comprehensive Cancer Centers. The primary objectives of this study are to determine safety, maximum tolerable dose, and the recommended Phase 2 dose. Besides safety and dosing data, during the course of these clinical studies, we are gathering additional data to obtain further insights for future phases of clinical trials, such as immune system reaction and serum TGF-β neutralization to and by HCW9218 and incidence of mucosal bleeding caused by the HCW9218 TGF-β trap.

Other expenses, which include overhead allocations increased by $42,256, or 30%, from $139,371 for the three months ended September 30, 2021 to $181,627 for the three months ended September 30, 2022. The increase in other expenses was primarily attributable to an increase of $14,294 in facility-related expenses for warranties, $7,451 in travel and travel-related activities to attend scientific conferences, and an increase of $15,709 in depreciation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and September 30, 2022:

	Three Months Ended September 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$523,818	$779,713	$255,895	49%
Professional services	331,706	352,166	20,460	6%
Facilities and office expenses	83,623	85,661	2,038	2%
Depreciation	44,820	31,939	(12,881)	(29)%
Rent expense	24,893	31,217	6,324	25%
Other expenses	395,963	451,970	56,007	14%
Total general and administrative expenses	$1,404,823	$1,732,666	$327,843	23%

General and administrative expenses increased by $327,843, or 23%, from $1.4 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022. This increase was primarily due to an increase of $255,895 in salaries, benefits and related expenses, resulting primarily from an increase of $287,398 in compensation expense for stock-based compensation associated with an equity award to the CEO upon completion of the IPO, expensing $144,870 of offering costs incurred in connection with our shelf registration statement on Form S-3, and an increase of $20,000 for the Company's Board of Directors (“Board”) compensation under our non-employee director compensation program put in place post-IPO. These increases were partially offset by a decrease of $75,000 in performance bonuses and a decrease of $10,326 for employee benefits in the three months ended September 30, 2022 versus the comparable period in 2021.

Professional services expense increased by $20,460, or 6%, from $331,706 for the three months ended September 30, 2021 to $352,166 for the three months ended September 30, 2022. The increase is primarily attributable to an increase of $75,236 for legal services related to patents, offset by a decrease of $46,800 in fees paid to advisors for investor relations and communications and a decrease of $13,177 in fees paid to other professional services.

Depreciation expense decreased by $12,881 primarily due to a decrease of $26,494 in amortization for leasehold improvements and an increase of $15,709 in depreciation expense. The Company accelerated amortization of leasehold improvements when the underlying lease expired in February 2022. Depreciation expenses increased as a result of the purchase of a new building for the Company's headquarters in August 2022.

Other expenses increased by $56,007, or 14%, from $395,963 for the three months ended September 30, 2021 to $451,970 for the three months ended September 30, 2022. The increase is primarily due to expensing offering costs of $144,870 incurred in connection with our shelf registration statement on Form S-3 and an increase of $16,200 primarily resulting from an increase in Delaware franchise tax, offset by a net decrease of $117,800 in insurance costs.

Comparison of the Nine Months ended September 30, 2021 and September 30, 2022

Revenues

There was no revenue for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recognized $5.4 million of revenues in the unaudited statements of operations included elsewhere in this Quarterly Report on Form 10-Q. All revenues were generated under the MSA with Wugen. Revenue was recognized for all transactions made under the MSA for which the Company entered SOWs, since we determined that all requirements were met for the related transactions to qualify as a contract under Topic 606.

For those transactions for which revenues were not recognized because one or more of the criteria for revenue recognition had not been met under Topic 606, the Company recorded deferred revenue. There were $1.1 million and nil of short-term deferred revenues as of September 30, 2021 and September 30, 2022, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and September 30, 2022:

	Nine Months Ended September 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$2,147,907	$2,268,755	$120,848	6%
Manufacturing and materials	2,109,534	1,273,902	(835,632)	(40)%
Preclinical expenses	1,764,117	1,841,809	77,692	4%
Clinical trials	227,108	486,992	259,884	114%
Other expenses	441,651	536,895	95,244	22%
Total research and development expenses	$6,690,317	$6,408,353	$(281,964)	(4)%

Research and development expenses decreased by $281,964, or 4%, from $6.7 million for the nine months ended September 30, 2021 to $6.4 million for the nine months ended September 30, 2022. The decrease of $835,632 in manufacturing and materials expenses were partially offset by increases in all other expenses.

Salaries, benefits, and related expenses increased by $120,848, or 6%, from $2.1 million for the nine months ended September 30, 2021 to $2.3 million for the nine months ended September 30, 2022. This increase was primarily attributable to a $275,209 increase in salaries and wages, performance bonuses, and benefits and an increase of $34,819 in compensation expense related to stock-based compensation. These increases were partially offset by a reimbursement from Wugen for certain expenses incurred under the terms of the Wugen License that was $185,333 greater for the nine months ended September 30, 2022 versus the comparable period in 2021.

Manufacturing and materials expense decreased by $835,632, or 40%, from $2.1 million for the nine months ended September 30, 2021 to $1.3 million for the nine months ended September 30, 2022. Manufacturing and materials expenses in the nine months ended September 30, 2021 resulted from activities related to establishing master cell banks for several molecules, effecting a technology transfer to our contract manufacturer required for internally-developed manufacturing processes, and successfully completing multiple cGMP production runs for our molecules. For HCW9218, we successfully completed cGMP manufacturing runs in multiple quantities and initiated the fill/finish process and testing for product release. For HCW9302, we had initiated master cell bank production and completed a scale-up run of cGMP-grade material. In the nine months ended September 30, 2022, costs were primarily from a 1000L GMP run for HCW9218 as well as HCW9302 technology transfer and development process closeout through finalization of reports and the project initiation.

Expenses associated with preclinical activities increased by $77,692, 4%, from $1.8 million for the nine months ended September 30, 2021 to $1.8 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2021, expenses were related primarily to the cost of toxicology studies and experimental materials for IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9218 in difficult-to-treat solid tumor cancers. In the nine months ended September 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

Expenses associated with clinical activities increased by $259,884, or 114%, from $227,108 for the nine months ended September 30, 2021 to $486,992 for the nine months ended September 30, 2022. We anticipate expenses related to clinical activities will increase substantially in the future. HCW9218, our lead drug candidate, entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota for a dose escalation study of HCW9218 as a monotherapy in chemo-refractory/chemo-resistant solid tumors, such as breast, ovarian, prostate and colorectal cancers. As of September 30, 2022, there were three clinical sites opened for the Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in chemo-refractory/chemo-resistant advanced pancreatic cancer. The first patient was dosed on at HonorHealth Research Institute on October 17, 2022. For the pancreatic cancer study, we plan to enroll up to 24 patients from several clinical sites.

Other expenses, which include overhead allocations, increased by $95,244, or 22%, from $441,651 for the nine months ended September 30, 2021 to $536,895 for the nine months ended September 30, 2022. The increase in other expenses is primarily attributable to an increase of $22,640 in facility-related expenses for warranties, an increase of $42,467 in travel and travel-related activities to attend scientific conferences and an increase of $19,512 in depreciation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and September 30, 2022:

	Nine Months Ended September 30,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$1,634,048	$2,237,841	$603,793	37%
Professional services	1,000,206	1,098,530	98,324	10%
Facilities and office expenses	211,038	299,595	88,557	42%
Depreciation	172,545	84,484	(88,061)	(51)%
Rent expense	74,711	96,493	21,782	29%
Other expenses	472,465	1,504,319	1,031,854	218%
Total general and administrative expenses	$3,565,013	$5,321,262	$1,756,249	49%

General and administrative expenses increased by $1.7 million, or 49%, from $3.6 million for the nine months ended September 30, 2021 to $5.3 million for the nine months ended September 30, 2022. The increase was primarily due to an increase of $787,307 related to stock-based compensation expense associated with an equity award to the CEO upon completion of the IPO and an increase of $755,092 related to an increase in insurance coverage appropriate for a public company.

Salaries, benefit and related expenses increased by $603,793, or 37%, from $1.6 million for the nine months ended September 30, 2021 to $2.2 million for the three months ended September 30, 2022. The increase was primarily due to an increase of $99,657 in salaries, benefits and related expenses, an increase of $787,307 related to stock-based compensation expense associated with an equity award to the CEO upon completion of the IPO, and an increase of $103,214 for Board compensation under our non-employee director compensation program put in place post-IPO offset by a $370,750 reduction in performance bonuses.

Professional services increased by $98,324, or 10%, from $1.0 million for the nine months ended September 30, 2021 to $1.1 million for the nine months ended September 30, 2022, primarily due to a $174,339 increase for corporate legal services, a $103,905 increase in expenses for other professional services, such as auditing and tax advisers, and a $47,813 increase in other consulting services, such as architectural services related to the Company's new headquarters building. These increases were partially offset by a decrease of $226,277 in fees for legal services related to patent filings.

Other expenses increased by $1.0 million, or 218%, from $472,465 for the nine months ended September 30, 2021 to $1.5 million for the nine months ended September 30, 2022. The increase is primarily due to an increase of $755,092 in insurance costs associated with being a public company, expensing $144,870 of offering costs related to our shelf registration statement on Form S-3 and an increase of $109,047 in Delaware franchise taxes.

Liquidity and Capital Resource

Sources of Liquidity

As of September 30, 2022, we had cash and cash equivalents held in a money market account of $26.2 million and long-term investments in U.S. government-backed securities of $9.7 million.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year term facility, secured by the building. The remainder of the purchase price was funded with cash. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. With our remaining IPO proceeds, we estimate we have adequate capital to fund operations and the buildout of our new facility to the end of 2023.

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
•
whether we raise additional funding through bank loan facilities;
•
effect of competing technology and market developments;
•
cost of maintaining, expanding, and enforcing our intellectual property rights;
•
impact of litigation, regulatory inquiries, or investigations, as well as costs to indemnify our officers and directors against third-party claims related to our patents and other intellectual property;
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

Comparison of the Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2022

The following table summarizes our cash flows for the nine months ended September 30, 2021 and September 30, 2022:

	Nine Months Ended September 30,
	2021	2022
Cash used in operating activities	$(7,599,123)	$(6,596,739)
Cash (used in) provided by investing activities	(34,995,011)	14,777,079
Cash provided by financing activities	49,263,373	6,313,243
Net increase in cash and cash equivalents	$6,669,239	$14,493,583

Operating Activities

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2021 and $6.6 million for the nine months ended September 30, 2022, respectively.

Cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of a net loss of $9.7 million, $2.2 million from an increase in prepaid expenses and other assets, and $567,311 from extinguishment of debt. The $2.2 million increase in prepaid expenses primarily relates to an increase in insurance premiums. These were offset by cash provided from a $2.5 million decrease in accounts receivable, a $2.0 million increase in accounts payable, and a noncash adjustment of $436,135 for depreciation and amortization. The decrease in accounts receivable reflects collection of the $2.5 million cash payment due from Wugen under the terms of the Wugen License. The increase in accounts payable and other liabilities primarily reflects an increase in deferred revenue and purchase of manufacturing materials.

Cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of a net loss of $9.5 million, $222,555 cash decrease arising from an increase accounts receivable, and $202,979 cash decrease arising from a decrease in accounts payable and other currently liabilities. These uses were partially offset by a $1.9 million cash increase arising from a decrease in prepaid expenses and other assets and noncash adjustments of $834,003 for stock-based compensation expense and $456,696 for depreciation and amortization expense.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities reflects the purchase of U.S. government-backed securities with the proceeds of our IPO and the purchase of scientific lab equipment and general office equipment. As of September 30, 2021, we held $35.0 million in short-term U.S. government-backed securities.

During the nine months ended September 30, 2022, cash provided by investing activities consisted of $25.0 million of cash provided when short-term investments reached maturity, offset by $10.2 million of cash used to purchase property, plant and equipment.

Financing Activities

During the nine months ended September 30, 2021 cash provided by financing activities primarily resulted from our IPO, offset by offering costs. Net proceeds were approximately $49.2 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by us.

During the nine months ended September 30, 2022, cash provided by financing activities resulted from obtaining purchase financing to acquire our new headquarters building.

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

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed interim financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we had cash and cash equivalents held in a money market account of $26.2 million and long-term investments in U.S. government-backed securities of $9.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 to our condensed interim financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto. You should not consider the following risks to be a complete statement of all the potential risks or uncertainties we could face.

Summary of Key Risk Factors

•
We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We may never achieve or maintain profitability.
•
We may require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs, our efforts to access manufacturing capacity and our commercialization efforts.
•
Public health crises such as pandemics or similar public health crises could materially and adversely affect our preclinical and clinical trials, business, financial condition, and results of operations.
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
•
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
•
We expect to rely on patents and other intellectual property rights to protect our technology, including product candidates and our immunotherapy platform technology, the prosecution, enforcement, defense, and maintenance of which may be challenging, time-consuming and costly. Failure to defend, protect or enforce these rights adequately, and costs and expenses associated with the same, could impact our financial condition and results of operations or otherwise harm our ability to compete and impair our business.
•
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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. For the nine months ended September 30, 2021 and 2022, we reported a net loss of $9.7 million and $9.3 million, respectively. As of September 30, 2022, we had $26.2 million in a money market account and $9.7 million in long-term investments held in U.S. Treasury notes. From inception to September 30, 2022, we incurred cumulative net losses of $37.3 million. To date, we have financed our operations primarily through our initial public offering, or the IPO, the sale of our redeemable preferred stock, and to a lesser extent, upfront payments received under our Wugen License for certain rights to two of our internally-developed molecules and proceeds from a PPP loan obtained through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was forgiven.

Our losses have resulted principally from expenses incurred in the research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future. The only revenue we have generated to date relates to our Wugen License. We have not generated any revenues from product sales. We anticipate that our expenses will increase substantially as we initiate preclinical and clinical studies, scale up our manufacturing process and capabilities to support our clinical studies and grow to scale.

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

We may require additional funding in order to complete development of our product candidates and commercialize our products, if approved. However, this additional financing may not be available on acceptable terms, or at all. If we are unable raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Based on our current business plans, including anticipated revenues from out-license agreements, we believe that our existing cash and cash equivalents and short-term investments, will enable us to fund our operating expenses through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, and our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from the COVID-19 pandemic, macro-economic developments, or other factors could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we could be required to:

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

Public health crises such as pandemics or similar public health crises outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition, and results of operations.

The effects of health epidemics, including the COVID-19 pandemic, and related public health guidance measures and orders, have had, and may continue to have, an adverse impact on our clinical trials, business, financial condition and results of operations. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. As a result of the COVID-19 pandemic, we have experienced delays in the development of our lead product candidates as a result of the ongoing COVID-19 pandemic as new variants spread and prolong its impacts, including delays with certain third-party vendors conducting preclinical IND-enabling studies. For example, some of our suppliers have experienced and may continue to experience disruption to their respective supply chain due to the effects of the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts.

Additionally, the worldwide demand and rapid development of COVID-19 diagnostics, vaccines and therapeutics has limited and may continue to limit the availability of services and materials necessary for our product candidates’ manufacture and testing. Staffing shortages due to COVID-19 at our clinical sites have delayed our clinical trial and may continue to adversely impact our operations clinical activities. While we are using our best efforts to mitigate these disruptions, we expect that our clinical development program timelines, including the timing of the IND submissions, may continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition, and results of operations.

The ultimate extent to which the COVID-19 or outbreaks of its variants may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the potential spread of the vaccine/treatment-resistant disease, the duration of the outbreaks, the return of travel restrictions, and actions to contain the outbreaks or treat their impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures, or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

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

If we do not successfully execute or address these matters in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially adversely affect our business, financial condition, and results of operations.

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

As of September 30, 2022, we had 43 full-time employees. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, our operations and the global economy have been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto, or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

From time to time, we may also disclose data from planned interim analyses of our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available and could result in volatility in the price of our common stock. Adverse differences between interim data and final data could significantly harm our business, operating results, prospects, or financial condition.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. These clinical trials can be delayed, suspended, or terminated for a variety of reasons. In addition, even if the regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Our lead product candidate, HCW9218, has been cleared by the FDA to proceed with two initial Phase 1/1(b) clinical trials in cancer indications. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of HCW9218 could be harmed, and our ability to generate revenues from HCW9218 may be delayed. In addition, any delays in our clinical trials would require us to store material which could expose us to inventory risk, increased costs, slow down in development and approval process, as well as jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including delays in completion of internal procedures required to open a clinical sites, patient enrollment taking longer than anticipated, patient withdrawal, or adverse events. For example, there were delays in commencing clinical trials of HCW9218 as a result of the ongoing pandemic and staffing shortages at clinical sites. These types of developments could cause us to delay the trial or halt further development.

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

Patient enrollment depends on many factors, which may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our product candidates could fail to receive regulatory approval for many reasons, and the lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

We are exposed to the risk of employee fraud or other misconduct. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, theft of trade secrets as well as patient privacy and other privacy laws and regulations. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws (for example, the California Consumer Privacy Act) requiring notification of affected individuals and state regulators in the event of a breach of personal information.

Our clinical trial programs and research collaborations outside the United States may implicate international data protection laws, including, in Europe, the General Data Protection Regulation (“GDPR”). If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business. Further, following the United Kingdom’s withdrawal from the E.U. effective as of December 31, 2020, we have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which may have differing requirements. If we fail to comply with United Kingdom data protection laws we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as negative publicity and a potential loss of business.

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

With the proliferation of new oncology drugs and therapies, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical, which could adversely impact our business, financial condition, or results of operations.

Failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our product candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Because we have limited financial and managerial resources, research programs to identify product candidates may require substantial additional technical, financial and human resources, whether or not any new potential product candidates are ultimately identified. Our success may depend in part upon our ability to identify, select, and develop promising product candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional product candidates suitable for further development. All product candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the European Medicines Agency (“EMA”), and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop and commercialize new product candidates we have identified and explored, our business, prospects, financial condition, and results of operations could be adversely affected.

Even if approved, our products may not gain market acceptance, in which case we may not be able to generate product revenues, which will materially adversely affect our business, financial condition, and results of operations.

Even if the FDA or any other regulatory authority approves the marketing of any product candidates that we develop on our own or with a collaborator, physicians, healthcare providers, patients, or the medical community may not accept or use them. Additionally, the product candidates that we are developing are based on our internally-developed immunotherapy platform technology, which is a new technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our product candidates will depend on a variety of factors, and if our product candidates fail to gain market acceptance, our ability to generate revenues to provide a satisfactory, or any, return on our investments may be materially and adversely impacted. Even if some products candidates achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

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

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If our strategic collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In instances where we do enter into collaborations, we could be subject to a number of risks which may materially harm our business, commercialization prospects, and financial condition. For example, we may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs, the collaboration partner may experience financial difficulties or we may be required to relinquish important rights such as marketing, distribution, and intellectual property rights.

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

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate or narrow the scope of a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court or before patent offices, or similar proceedings challenging the validity, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or circumvented. Because patent applications in the United States and other jurisdictions are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file any patent applications related to such inventions. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications, and then only to the extent the issued claims cover the technology. Furthermore, even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Additionally, our competitors or other third parties may be able to evade our patent rights by developing new biologics, biosimilars, or alternative technologies or products in a non-infringing manner.

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

The United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO, foreign patent offices, and patent courts or other authorities in granting patents and ruling on claim scope and validity are not always applied uniformly or predictably. Patent positions of life sciences companies can be uncertain and involve complex factual, scientific, and legal questions. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

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

Competitors may infringe our patents or other intellectual property that relate to our immunotherapy platform technology and product candidates, their respective methods of use, manufacture, and formulations thereof. Third parties may in the future claim that our operations infringe their intellectual property rights. To defend against such claims, protect our competitive position and counter infringement or unauthorized use, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned or licensed by us by filing infringement claims. We have received notices (and we may be subject to litigation in the future) that claims we have misappropriated or misused other parties’ trade secrets or information. To the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the biopharmaceutical industry.

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

In addition, indemnity provisions in various agreements and our corporate documents potentially expose us to substantial liability for intellectual property infringement and other claims. In the ordinary course of business, we enter into agreements that may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our clinical trials, breach of warranties or other contractual obligations. In some cases, the indemnification will continue after the termination of the applicable agreement. In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and chief executive officer is subject to a claim from a former employer. We agreed to advance certain defense costs and other expenses, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and if we are required to indemnify our founder and chief executive officer for a loss, we may be required to make an indemnity payment. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, be adequate, or cover all liabilities that we may incur. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position.

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

In addition to seeking patents for some of our technology and product candidates, we may rely on trade secrets and/or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value, to maintain our competitive position with respect to our research programs and product candidates. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees or by other third parties of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus adversely eroding our competitive position in our market. Further, monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our internally-developed technology will be effective. Enforcing a claim that a third party illegally obtained and is using trade secrets and/or confidential know-how is also expensive, time-consuming, and unpredictable.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are dependent on our information technology systems and those of third parties to operate our business. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information, and data to comply with cGMP, clinical and data integrity requirements. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Despite the implementation of security measures, our information technology systems and data and those of our contractors and consultants are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

As of September 30, 2022, our executive officers, directors and their respective affiliates beneficially owned approximately 50% of our outstanding voting stock (excluding any stock options exercisable within 60 days of such date held by such persons). Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Future sales of our common stock in the public market could cause our common stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisitions, strategic partnerships (including licensing or acquiring complementary products), employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

•
the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and a “smaller reporting company,” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems and procedures and we have hired and intend to continue to hire additional accounting and finance staff.

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

Our amended and restated certificate of incorporation, provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the Delaware General Corporation Law, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. These provisions may limit an investor’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, including by increasing the cost of such lawsuits, which may discourage such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds

Through September 30, 2022, we have used approximately $13.3 million of the $49.2 million net proceeds from our IPO. There has been no material change in the use of proceeds described in the final prospectus filed by us with the SEC on July 21, 2021.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256510), which was declared effective by the SEC on July 19, 2021. EF Hutton, division of Benchmark Investments, LLC acted as representative and sole underwriter of the offering.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number

10.1	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022.				X

10.2	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022.				X
10.3	Capital on DemandTM Sales Agreement, dated August 19, 2022, by and between HCW Biologics Inc. and Jones Trading Institutional Services LLC	S-3	8/19/2022	###-##-####
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2021 and September 30, 2022 (unaudited); (ii) the Condensed Statements of Operations for the three months and nine months ended September 30, 2021 (unaudited) and September 30, 2022 (unaudited); (iv) the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2022 (unaudited); (v) the Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2022 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: November 7, 2022	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)