Form 10-K
period 2022-12-31
HCW Biologics Inc.
filed 2023-03-28
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.1 million based on the closing price of the shares of $2.20 as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 27, 2023 was 35,886,635.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-i-

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, impact of the COVID-19 pandemic on our research and development activities and business operations, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A -“Risk Factors” of this Annual Report and in other filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

References in this Annual Report to “we,” “our,” “us,” “HCW Biologics,” “HCWB,” and the “Company” refer to HCW Biologics Inc.

HCW BIOLOGICS INC. and TOBI are trademarks of HCW Biologics Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business.

Overview

HCW Biologics Inc. is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of protein complexes, known as inflammasomes, in innate immune cells. These two elements share common mechanisms in promoting secretion of pro-inflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the pro-inflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases.

Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with Senescence-Associated Phenotype (“SASP”) pro-inflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. SASP factors, including pro-inflammatory cytokines, chemokines, and proteinases, drive an inflammation cycle. Senescence is considered a stress response and can be induced by a wide range of intrinsic and extrinsic insults. Over time, these insults cause normal tissue cells to enter a senescent state of irreversible growth arrest accompanied by the release of SASP factors. The inflammation cycle promoted by SASP factors also activates inflammasomes. As the first line of defense to infections or tissue injuries, the innate immune system activates inflammasomes to initiate protective immune responses. Similar to senescent cells, prolonged activation of inflammasomes promote the release of highly pro-inflammatory cytokines. Unresolved activation of inflammasomes due to chronic infection or persistent tissue injury leads to chronic low-grade inflammation, which perpetuates this cycle.

We have combined our deep understanding of disease-related immunology with our expertise in advanced protein engineering to develop our TOBITM discovery platform, or Tissue factOr-Based fusIon discovery platform, for the design of category-defining immunotherapeutic drugs. Our focus is to develop protein-based immunotherapies that are administered by subcutaneous injection. We have selected two molecules as our lead product candidates: HCW9218 and HCW9302. HCW9218 is a bifunctional immunotherapeutic designed with the capabilities to neutralize transforming growth factor-β and stimulate immune cells, targeting senescent cells and the SASP factors they secrete. HCW9302 is designed to activate and expand regulatory T cells, which deactivate inflammasomes. We have chosen these product candidates because we believe they have the potential to become transformative immunotherapeutics for the treatment of a broad range of age-related diseases, and both can be administered to patients by subcutaneous injection.

Studies have shown that strategies to reduce or eliminate senescent cells can delay, prevent, and improve age-related dysfunctions, including cancer. Unfortunately, to date, there has been limited clinical success in targeting senescent cell accumulation or aberrant inflammasome activity using small molecule-based approaches. Preclinical research and preliminary results from first-in-human clinical trials indicate that our immunotherapeutic approach may achieve success for cancer indications, and many other age-related diseases and conditions. We believe our lead product candidates represent a novel immunotherapeutic approach and clinically promising new class of senotherapeutic drugs for the treatment of age-related diseases.

HCW9218: Novel Bifunctional Immunotherapeutic with TGF-β Trap

HCW9218 is designed to treat the impact of accumulated senescent cells and the SASP factors which they secrete by eliminating senescent cells (i.e., senescent cell reducing effect) and reducing SASP factors (i.e., senomorphic effect). This molecule is a heterodimeric, bifunctional fusion protein complex comprised of extracellular domains of the human transforming growth factor-β (“TGF-β”) receptor II, as a TGF-β trap for TGF-β neutralization, and a human interleukin (“IL”)-15/IL-15 receptor α complex for immune cell stimulation. Together, the activities of these domains drive senescent cell clearance and SASP factor neutralization. The Company published a paper in October 2021 authored by our scientific research team in the peer-reviewed journal, Molecular Therapy, entitled “Bifunctional TGF-β trap/IL-15 Protein Complex Elicits Potent NK Cell and CD8+ T Cell Immunity Against Solid Tumors.” The paper highlights preclinical data from in vitro and in vivo studies demonstrating the potential of HCW9218 as a novel immunostimulant with the ability to simultaneously lessen immunosuppression in patients with cancer.

Chemotherapy is the current standard of care for treating most forms of cancer. However, these treatments inevitably result in toxicity and unwanted side effects. Multiple studies have revealed that increased normal tissue cellular senescence can promote tumor progression, creating a link between aging and cancer. The persistence of viable and metabolically active senescent tumor cells after chemotherapy has been attributed to worse overall survival in patients. Tumor cells can undergo senescence and secrete pro-inflammatory factors, or SASP factors, in response to chemotherapy, a process referred to a therapy-induced senescence (“TIS”). SASP factors promote TIS cancer cells to re-enter the growth cycle with stem-like characteristics which can result in disease relapse and metastasis. One of the key SASP factors is TGF-β, well known for its immunosuppressive role in cancer progression. In healthy tissue, TGF-β is transiently activated in response to tissue injury, resulting in collagen production and, ultimately, healing of the tissue. However, when TGF-β becomes continuously active, studies have shown that it induces pathological effects associated with inflammation.

In preclinical animal tumor models, HCW9218 treatment reduced the immunosuppressive tumor microenvironment and enhanced immune cell infiltration and cytotoxicity in the tumors to eliminate TIS cancer cells, thus improving the efficacy of chemotherapy. Additionally, HCW9218 treatment following chemotherapy further enhanced anti-tumor activity of tumor antigen-specific and anti-programmed death-ligand 1 (“PD-L1”) antibodies in tumor-bearing mice. The results of these studies have been published by our scientific research team in April 2022 in the peer-reviewed journal, Molecular Therapy, entitled “Immunotherapeutic HCW9218 Augments Anti-Tumor Activity of Chemotherapy via NK Cell-Mediated Reduction of Therapy-Induced Senescent Cells.” We believe these findings support the clinical development of HCW9218 in combination with standard-of-care anti-cancer therapies, including chemotherapies, therapeutic antibodies and immune checkpoint inhibitors, for patients with cancer.

HCW9302: Novel Immunotherapeutic for Treg Expansion

HCW9302 is designed to activate and expand regulatory T (“Treg”) cells to suppress the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. This molecule is a single-chain, IL-2-based fusion protein. Inflammasomes are expressed in innate immune cells. When these cells are stimulated by various signals, the inflammasomes become active and the cells release inflammatory factors. In certain conditions, these signaling pathways persist leading to chronic inflammatory responses and associated tissue destruction. Preclinical studies in mouse models have demonstrated the ability of HCW9302 to activate Treg cells and reduce inflammation-related diseases, supporting the potential of HCW9302 to treat a wide variety of autoimmune and age-related diseases. The Company published a paper in January 2023 that was authored by our scientific research team in the peer-reviewed journal, Frontiers in Immunology, entitled, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice.” The paper highlights preclinical data from in vitro and in vivo studies demonstrating the potential of HCW9302 as a novel immunotherapeutic with the ability to suppress the progression of atherosclerosis.

IL-2 signaling is essential for homeostasis of Treg cells. Since recombinant IL-2 has an unfavorable pharmacokinetic profile limiting its therapeutic use, our challenge was to create an immunotherapeutic with the therapeutic advantages of IL-2 but was well tolerated. HCW9302 addresses this challenge. As described in our Frontiers in Immunology paper, we found that HCW9302 exhibited a longer serum half-life with an approximately 1,000-fold higher affinity for the IL2Rα than IL-2. In addition, preclinical studies have shown HCW9302 can be administered at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. We believe that these studies support the clinical development of HCW9302 as a potential therapeutic agent for treatment of autoimmune and pro-inflammatory diseases.

Other Compounds under Development

Using our TOBI platform, we have successfully developed over 30 molecules that can be administered by subcutaneous injection as well as used in adoptive cell therapy approaches. This modular and tunable technology has allowed us to generate a novel pipeline of internally-developed product candidates capable of activating and targeting desired immune responses and blocking unwanted immunosuppressive activities. We have a library of fusion molecules with cytokines, chemokines, ligands, receptors, and internally-developed single-chain antibodies.

Clinical Development Strategy

HCW Biologics has a two-pronged clinical development strategy based on its two lead product candidates. Currently, we are managing our clinical trials internally. The fusion protein compounds we created have demonstrated the ability to activate the immune system in vivo and ex vivo as an injectable or cell-based strategy; however, we have chosen to focus clinical development on immunotherapeutics administered by subcutaneous injection. We believe that our chosen method of administration will align with growing concerns about the costs associated with health care treatments. Our vision is to simplify administration by developing injectable treatments that can be administered in a physician’s office or, in some instances, self-administered at home.

HCW9218 is currently being evaluated in two clinical trials. The Company has selected difficult-to-treat cancer indications as the gateway indication. We believe the bifunctionality of HCW9218 will allow it to be effective against solid tumor cancers because it simultaneously provides immunostimulation of natural killer (“NK”) cells and effector T cells to enhance the cytotoxicity of immune cells against tumor targets, while reducing immunosuppression associated with solid tumors by capturing and neutralizing TGF-β. A Company-sponsored, multi-center Phase 1b/2 clinical trial is being conducted to evaluate HCW9218 in advanced pancreatic cancer. An Investigator-sponsored Phase 1 clinical study to evaluate HCW9218 in chemo-refractory/chemo-resistant solid tumors is being conducted by the Masonic Cancer Center, University of Minnesota. There have been no dose-limiting toxicities reported for either trial. For Phase 2 studies, we expect to evaluate HCW9218 in patients as a second line treatment and/or as an adjuvant therapy with standard-of-care treatments. From the solid tumor trial, we intend to narrow the indication to one type of cancer, such as ovarian cancer. Advancing HCW9218 to Phase 2 clinical trials depends on successfully completing the Phase 1 trial, identifying the Recommended Phase 2 Dose (“RP2D”), securing clinical sites for the Phase 2 study, and receiving authorization from the FDA to proceed.

Extensive, rigorous preclinical testing and research is being conducted to identify expanded indications for future clinical development. We believe that HCW9218 represents a new class of safe and effective senescent cell reducing and senomorphic drugs for the treatment of a broad range of inflammaging indications, including cancer, metabolic dysfunctions, fibrosis-related pathologies, as well as neuro-inflammation and neurodegenerative diseases, such as Parkinson’s and Alzheimer’s Diseases.

HCW9302 is a preclinical molecule which is a fusion protein that contains two IL-2 domains linked by an extracellular tissue factor domain. Recombinant IL-2 has an unfavorable pharmacokinetic profile limiting its therapeutic use. HCW9302 is designed to overcome the most restrictive issue of its dose-limiting toxicities. Preclinical studies demonstrated the HCW9302 exhibited longer serum half-life and was well tolerated, offering support for the potential of HCW9302 to treat a wide variety of autoimmune and pro-inflammatory, age-related disease. For our lead molecule HCW9302, the Company plans to use an autoimmune disease as the gateway indication for clinical development. If we are successful in advancing the clinical development of HCW9302, we intend to expand to other pro-inflammatory indications. The Company expects to complete the activities required to prepare an Investigational New Drug (“IND”) application in the first half of 2023. We expect to submit an IND application for a Phase 1b/2 clinical study to evaluate HCW9302 in an autoimmune disease to the FDA in the second half of 2023. Our ability to initiate a clinical trial to evaluate HCW9302 in an autoimmune disease depends on completion of our toxicology studies, preparation and submission of an IND, and obtaining clearance to proceed from the FDA.

Out-Licensing, Cooperative Agreements and Strategic Collaborations

We continue to pursue our strategy of out-licensing certain rights outside of our focus area for our existing molecules and discovery programs created with our TOBI discovery platform, as further discussed under “—Out-License Programs.” We plan to expand our out-licensing discussions to include marketing rights to those regions outside of our focus area. We believe the potential for cooperative agreements and collaborations is growing for HCW Biologics, since we are now a clinical-stage company with human data, peer-reviewed research publications, CMC manufacturing and issued patents on fundamental intellectual property.

We signed our first out-license agreement at the end of 2020, when we entered into an exclusive worldwide license (the “Wugen License”) with Wugen, Inc. (“Wugen”), a company that specializes in cell-based therapies for cancer. Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206.

On December 3, 2022, under a Cooperative Research and Development Agreement (“CRADA”), the National Cancer Institute (“NCI”) and HCW Biologics are collaborating to perform a Phase 1b/2 clinical study to evaluate the safety and tolerability of HCW Biologics’ lead product candidate, HCW9218, in patients with advanced/metastatic and chemo-refractory/chemo-resistant pancreatic cancer. The CRADA is entitled, “A Phase 1b/2 Study of HCW9218, a Bifunctional TGF- β Antagonist/IL-15 Protein Complex, for Advanced Pancreatic Cancer.” The Principal Investigator at NCI is Christine Alewine, M.D., Ph.D. Dr. Alewine is a Lasker Clinical Research Scholar at the National Institutes of Health in the Laboratory of Molecular Biology. Her research focuses on identifying new treatments for pancreatic cancer including pancreatic adenocarcinoma, adenosquamous carcinoma, and acinar cell carcinoma. Dr. Alewine is board certified in internal medicine and medical oncology.

We are exploring potential cooperative agreements with pharmaceutical companies for joint clinical trials relating to Phase 2 clinical trials to evaluate HCW9218 in cancer indications when used as an adjuvant therapy to a standard-of-care treatment. This type of arrangement would allow us to evaluate HCW9218 in combination with other cancer treatments with some assistance in offsetting the costs of a Phase 2 randomized trial. The indications we would target for study in these trials are ovarian and pancreatic cancer, although the targeted indication(s) may change as discussions continue. While we are encouraged by the interest shown by these pharma companies, there are no assurances that we will enter into cooperative arrangements for Phase 2 clinical trials to evaluate HCW9218 in combination with cancer therapies.

Pipeline: Clinical Development Update

The Company's lead immunotherapeutic programs are summarized in the table below:

Pipeline

1.
There is an ongoing Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in patients with advanced chemo-refractory/chemo-resistant pancreatic cancer.
2.
There is an ongoing Investigator-sponsored Phase 1 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant solid tumors, including ovarian, prostate, breast and colorectal cancers.
3.
Wugen’s lead clinical program, WU-NK-101, is based on HCWB licensed molecules. Wugen holds an exclusive worldwide license for two of our molecules, HCW9201 and HCW9206. The Wugen License conveys limited rights to develop cell-based therapy treatments for cancer using the licensed molecules. HCW Biologics has retained all other rights to HCW9201 and HCW9206, including, but not limited to, manufacturing rights and injectable rights.

Phase 1b/2 Clinical Trial to Evaluate HCW9218 in Pancreatic Cancer

This multi-center Company-sponsored Phase 1b/2 clinical trial was initiated in October 2022. There are currently four clinical sites participating in this trial, including the NCI Center for Cancer Research, Medical University of South Carolina (an NCI-designated Comprehensive Cancer Center), Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), and HonorHealth Research Institute. A preliminary human data readout is expected in the first half of 2023. We expect to complete the Phase 1b portion of this study in 2023.

Phase 1 Clinical Trial to Evaluate HCW9218 in Solid Tumors

HCW9218 reached the clinical stage of its development in the first half of 2022, with the initiation of a Phase 1 clinical trial by the Masonic Cancer Center, University of Minnesota (“UMN”) to evaluate HCW9218 in the treatment of solid tumor cancers that progressed after at the least of two lines of standard-of-care treatment. UMN presented preliminary human data from the solid tumor trial in a poster presentation at the 2022 Society for Immunotherapy of Cancer annual conference in November 2022. Analysis of blood samples and biopsies taken from participants in the Phase 1 study shows encouraging preliminary results for the level of immune system responses after HCW9218 administration, as well as no incidence of mucosal bleeding caused by the HCW9218 TGF-β trap. Based on the results of the Phase 1 study, we expect to complete selection of the recommended Phase 2 dose in the first half of 2023.

IND-Enabling Activities for HCW9302

For HCW9302, IND-enabling activities are expected to be completed in the first half of 2023. We plan to submit an IND to the FDA for a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune disorder in the second half of 2023. Our ability to evaluate HCW9302 in a clinical trial depends on completion of our toxicology studies, preparation and submission of an IND, and obtaining clearance to proceed from the FDA.

Our Approach

We believe we have an innovative strategy to treat age-related diseases. Our unique approach is to utilize our internally-developed TOBI platform to create novel multi-functional immunotherapeutics to rejuvenate the immune system. With our platform technology, we have generated product candidates that are designed to direct the immune system against solid tumors, therapy-induced senescence and the adverse side effects triggered by existing standard-of-care treatments for solid and hematological cancers. We have also developed product candidates that are designed to direct the immune system against inflammation allowing for the potential to treat a wide variety of autoimmune and pro-inflammatory diseases. Our approach is to develop immunotherapies that reduce or eliminate the main drivers of chronic inflammation by addressing the underlying development and sustainment of these processes, as depicted in the image below:

The Science of Chronic Inflammation

While inflammation is part of the normal repair response for healing, when it becomes prolonged and persists, it is damaging and destructive. Several common molecular pathways have been identified that are associated with both aging and low-grade inflammation. Our view is that there are two primary underlying processes that drive chronic inflammation: 1) Accumulation of senescent cells and SASP factors, and 2) Activation of inflammasomes.

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

An increasing body of evidence has shown that chemotherapy and radiation, standard-of-care anti-cancer regimens, cause the accumulation of senescent cells both in tumor and normal tissue. Paradoxically, cellular senescence protects non-dividing cancer cells by limiting the effect of chemotherapeutic drugs and radiation and contributes to chemoresistance, radiation resistance, disease relapse, and systemic side effects. Cancer chemotherapy efficacy is based on the assumption that treatment-induced apoptosis or necrosis of tumor cells results in prolonged patient survival. However, in addition to cytotoxic activity, chemotherapy also can cause tumor cells to enter a TIS state with SASP characteristics. The persistence of viable and metabolically active senescent tumor cells after chemotherapy has been attributed to worse overall survival in patients. Chemotherapy exposes a stressor to rapidly proliferating cancer cells, which drives them into senescence, triggers paracrine effects of inflammatory factors, or SASP factors, secreted by these senescent cells, and promotes epigenetic changes that induce these cells to more aggressive cancer stemness.

Systemic chemotherapy has also been found to elevate normal tissue senescence. Multiple studies have revealed that increased normal tissue senescent cells can promote tumor progression, creating a link between aging and cancer. Breast cancer survivors who received chemotherapy as a part of treatment have been found to have accelerated aging and increased incidence of cancer recurrence. Survivors from childhood cancers post-chemotherapy treatment also have been found to have high rates of developing secondary cancer, spinal disorders, and pulmonary diseases in adulthood. Furthermore, it is well established that clinical use of chemotherapies is associated with long-term damage to normal tissues and organs resulting from accumulation of TIS cells and pro-inflammatory SASP factors. Therefore, we believe that therapeutic approaches that alleviate chemotherapy-induced senescent cells and SASP factors in normal tissue may lead to a better quality of life for cancer patients.

SASP Factors Secreted by Senescent Cells Trigger Chronic Inflammatory Responses

Inflammasomes are large, multimeric protein complexes that are another contributing factor to chronic inflammation. Their assembly in innate immune cells and other cells is triggered by a variety of stimuli and culminates in the activation of Caspase-1 which then cleaves pro-IL-1β to IL-1β. To date, diverse inflammasomes have been discovered. Among the various inflammasomes identified, the nucleotide-binding oligomerization domain, leucine-rich repeat-containing receptor (“NLR”) family pyrin domain-containing three NLR (“NLRP3”) inflammasome is best characterized. The NLRs are recognized as the key sensors of pathogens and danger signals triggered by molecules known as PAMPs and DAMPs. The NLRP3 inflammasome has a two-step activation mechanism: “priming”, which entails induction of pro-IL-1β and NLRP3, and “activation”, wherein a functional inflammasome complex is assembled following recognition of PAMPs or DAMPs. The pathology of various diseases, including Alzheimer’s disease, Parkinson’s disease, and atherosclerosis has been linked to hyperactivation of the NLRP3 inflammasome.

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

Immune Cell Mediated Senescence Cell Clearance and Senomorphic for SASP Neutralization

Senescent cells are caused when a normal cell is exposed to various stress factors, many of which are simply a part of living and aging. Other stressors are brought about by medical treatments, such as radiation and chemotherapy, resulting in TIS. The damaging part of senescent cells is that they secrete so-called SASP factors. SASP factors come in many different types, depending on the stressor and the cell type exposed to that stressor, but one thing they have in common is that they drive chronic, low-grade inflammation. For example, TGF-β is considered one of the key SASP factors that induces or accelerates and maintains a senescent phenotype in various cell types including fibroblasts, bronchial epithelial cells, and cancers in an autocrine/paracrine manner. Thus, to neutralize these pathways, a drug must be a senolytic agent that reduces senescent cells, as well as a senomorphic agent that reduces SASP factors. Current clinical efforts to counteract TIS and age-related senescent cell activity have focused on senolytic chemical drugs that selectively induce senescent cell death and senomorphic chemical drugs that reduce the secretion of SASP factors. Despite the promise of senolytics and senomorphics, their efficacy in early phase clinical studies reported to date has been limited. Further, the specificity, toxicity, and optimal treatment schedule of these pharmaceutical agents in the cancer setting have yet to be determined.

We have developed an alternative approach to reduce senescent cells using well-characterized protein immunotherapeutics including those that stimulate effector immune cells and reduce TGF-β activity. This approach is supported by our findings that TIS tumor cells upregulate NKG2D and other ligands on their surface for efficient recognition and killing by effector NK cells and CD8+ T cells. Additionally, suppression of TGF-β activity enhances the anti-tumor/anti-senescent responses of these immune cells. HCW9218 is a unique combination of a TGF-β receptor, which neutralizes TGF-β secreted by tumors, combined with IL-15, a potent cytokine that stimulates NK and CD8+ T cell proliferation and cytotoxicity. In our scientific publications, we reported that HCW9218 can activate immune cells to infiltrate into tumors to directly eliminate TIS cancer cells. This activity leads to robust anti-tumor activity of HCW9218 following docetaxel chemotherapy (“DTX”) as measured by reduced melanoma tumor growth in mouse models. Therefore, TGF-β neutralization combined with activation of effector immune cells should be considered as a part of the strategy for senescent cell removal and reduction of SASP factors. For a more detailed discussion, see the Company’s pivotal scientific paper entitled, “Immunotherapeutic HCW9218 Augments Anti-Tumor Activity of Chemotherapy via NK Cell-Mediated Reduction of Therapy-Induced Senescent Cells,” published in Molecular Therapy in April 2022.

Deactivation of Inflammasomes by Activating Treg Cells

To date, therapeutic approaches to reduce aberrant inflammasome activity have focused on inhibitors of various inflammasome components (i.e., NLRP3 and other NLRs, ASC, Caspase-1) and downstream mediators of inflammation (i.e., IL-1β, IL-18, gasdermin D, etc.). This approach is validated based on the regulatory approval of three biologics that inhibit IL-1β activity (anakinra, a recombinant form of the naturally occurring IL-1Ra; rilonacept, a soluble chimeric Fc fusion protein of IL-1R1 and IL-1R3; and canakinumab, a humanized monoclonal antibody specific for neutralizing IL-1ß). Together, these molecules are approved for treatment of cryopyrin-associated periodic syndrome, a multisystemic IL-1β–mediated disease due to a gain of function in NLRP3; rheumatoid arthritis; systemic juvenile idiopathic arthritis and other auto-inflammatory diseases. We believe there is considerable interest in other therapeutics that specifically block inflammasome activity upstream of IL-1β. However, these product candidates are still in early phase clinical testing and their bioavailability, off- and on-target toxicity, and utility profiles are still being evaluated.

Our approach is to deactivate inflammasome pathways in monocytes and macrophages through the immunosuppressive activities of Treg cells induced by our immunomodulator molecules. This approach does not rely on inhibiting specific inflammasome components but rather utilizes natural processes of the immune system to attenuate and rebalance chronic self-perpetuating pro-inflammatory responses. In relevant animal models, we have observed encouraging results using HCW9302 to activate and expand Treg cells for treatment of atherosclerosis and diabetes.

HCW9302 Reduces Atherosclerotic Plaques Induced by High Fat Diet in ApoE-/- Mice

Preclinical Data Showing Attenuation of Progression of Atherosclerosis

(A) Histochemical staining of aorta root sections and graphical comparisons of the atherosclerotic lesion formation (“H&E”) between control and HCW9302 treated ApoE deficient mice fed with a Western diet (“WD”). L= lumen.

(B) En face analysis of atherosclerotic lesions in the aorta including the arch, thorax, and abdomen from control and HCW9302 treated ApoE deficient mice fed with a WD.

Data in (A,B) are expressed as mean ± SEM (n = 13-14). Statistical analysis using a 2-tailed, unpaired “t” test.

(C) Heatmap analysis of HCW9302-mediated increase of anti-atherosclerotic transcriptomes.

(D) Reduction of pro-atherosclerotic transcriptomes in aortas of ApoE-deficient mice.

(C,D) The Wald test was used to generate p-values and log2 fold changes for RNA-Seq analysis. Genes with an adjusted p-value < 0.05 and absolute log2 fold change > 1 were called as differentially expressed genes for each comparison.

Source: Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu, X., et al., January 2023.

In RNA-Seq analysis performed on whole aorta of WD-fed ApoE deficient mice, we found that HCW9302 treatment resulted in changes of gene expression profiles consistent with reduced atherosclerotic lesions and enhanced tissue regeneration. For more details, see the Company’s pivotal scientific paper, entitled, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” published in Frontiers in Immunology in January 2023.

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

•
Cancer is our gateway indication. We are focusing on difficult-to-treat indications for which there is high unmet medical needs. If we are able to successfully complete our ongoing Phase 1/1b trials in cancer studies and establish safety and dosage, we intend to expand to indications other age-related diseases.
•
Clinical trials allow us to evaluate the development of our novel immunotherapeutics as we attempt to augment the efficacy of chemotherapy against cancer while minimizing its side effects. As and to the extent we advance in clinical trials for cancer, we are initially focusing on clinical trials to evaluate HCW9218 as an adjuvant therapy to existing standard-of-care treatments. Because of our highly efficient design for neutralizing TGF-β, we have targeted cancer indications with TGF-β mediated immunosuppression and a fibrotic tumor microenvironment (i.e., pancreatic and ovarian).
•
We plan to advance well-characterized immunotherapeutics with multiple mechanisms of action: effector immune cell activation, suppression of TGF-β, reduction of senescent cells, and reduction of SASP (i.e., senomorphics).

Focus on autoimmune indications with high unmet medical need in initial clinical development of our lead product candidate, HCW9302.

•
IND-enabling activities and toxicology studies required for submission of an IND to evaluate HCW9302 in an autoimmune indication are expected to be completed in the first half of 2023, followed soon thereafter with an IND submission to evaluate HCW9302 in an autoimmune indication. We have not yet submitted the IND, nor can we guarantee when the IND will be submitted, if at all.

Leverage established clinical trial network.

•
Our management team has extensive experience managing clinical trials, enabling us to reduce dependency on a contract research organization for our trials. Our founder and clinical development team have a track record of success in developing immuno-oncology therapeutics from bench to bedside.
•
For our active clinical trials to evaluate HCW9218 in cancer indications, most of the clinical sites are NCI-designated Comprehensive Cancer Centers. These clinical sites service large regions and due to their excellence often attract patients far from their local regions.

Identify non-dilutive financing events that allow us to advance the clinical development of our lead product candidates.

•
We intend to pursue several different avenues for non-dilutive financing events, including out-licensing non-core applications and market rights, cooperative agreements, strategic collaborations and project financing.

Explore co-development deals with big pharma for lead molecules in the longer term.

•
Our primary goal is to enter a co-development deal on the best terms possible, so we targeting to enter into a co-development deal after Phase 2 human clinical data is available.

Our Programs

Our Internally-Developed Tissue factOr-Based fusIon (“TOBI”) Platform

Our TOBI discovery platform is a new approach to construct multi-functional fusion proteins and fusion protein complexes using a novel TF protein scaffold. The extracellular domain of human TF was selected as it has a rigid elongated structure comprised mainly of ß-sheets with its N- and C-termini located at distal ends of the polypeptide, permitting genetic fusions of other protein domains without anticipated steric interference. This TF domain does not interact with the cell membrane phospholipid bilayer and, as a result, does not exhibit procoagulant activity. This TF domain is expressed at high levels by most cell types and is not expected to be immunogenic in humans. Consistent with these properties, we found that genetic fusion to the TF domain promoted increased production of difficult-to-express proteins, such as IL-15. Additionally, the TF fusion proteins could be readily purified by affinity chromatography using an anti-TF antibody and low pH elution conditions, like those used in Protein A-based affinity purification of therapeutic antibodies.

To generate multichain protein complexes, we also incorporated genetic fusions to the human IL-15 and IL-15Rα domains as shown in the figure below. When co-expressed in CHO cells, the fusion proteins form a soluble stable heterodimeric complex through high-affinity interactions between IL-15 and IL-15Rα domains. This approach offers an alternative to immunoglobulin (Fc) and other engineered protein scaffolds, which typically require introduction of multiple mutations or other non-human sequences or complicated in vitro assembly/purification methods to generate bi- or multi-specific complexes. Our internally-developed TOBI discovery platform was featured in an article authored by the Company and published in July 2021 in the peer-reviewed journal Cancer Immunology Research.

Using the TOBI platform, we have constructed more than 30 fusion complexes comprising various cytokines, ligands, receptors, and single-chain antibodies, including disease-targeting antibodies and immune checkpoint inhibitors. The modular fusion components are carefully selected to stimulate, inhibit, and/or target specific immune responses using a knowledge-based disease-relevant strategy and in many cases, are designed to provide synergistic and balanced activities for optimal therapeutic benefit. The resulting fusion proteins are rigorously tested in state-of-the-art cell culture systems and disease-specific animal models to verify their utility for the intended clinical use and targeted indications.

TOBI also provides a scalable approach for generating large-scale current Good Manufacturing Practice (“cGMP”)-grade heteromeric fusion protein complexes to support clinical applications.

HCW9218

Advances in immuno-stimulatory and anti-immunosuppressive therapeutics have revolutionized cancer treatment. However, novel immunotherapeutics with these dual functions are not frequently constructed. We have used our TOBI platform to construct a heterodimeric bifunctional fusion molecule, HCW9218, capable of immuno-stimulatory as well as anti-immunosuppressive activity. HCW9218 is comprised of extracellular domains of the human TGF-β receptor II and a human IL-15/IL-15 receptor α complex. HCW9218 potently activates NK cells and CD8+ T cells in vitro and in vivo to promote their proliferative and metabolic activities and enhances their cytotoxicity against tumor targets. This fusion complex also exhibited TGF-β neutralizing activity in vitro and sequestered plasma TGF-β in mice and non-human primates.

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

As we state in our published scientific papers reporting results of preclinical studies, we also observed that HCW9218 could enhance the anti-tumor efficacy of immune checkpoint blockade (anti-PD-L1 antibody, α-PD-L1) via T-cell infiltration into the tumor avoiding immunosuppressive factors in the tumor microenvironment, or TME.

HCW9218 Enhances Anti-Tumor Activity of Immune Checkpoint Blockade

Source: Molecular Therapy, “Immunotherapeutic HCW9218 Augments Anti-Tumor Activity of Chemotherapy via NK Cell-Mediated Reduction of Therapy-Induced Senescent Cells,” Chaturvedi, P., et al., April 2022.

Moreover, HCW9218 enhanced the anti-tumor efficacy of chemotherapy against human pancreatic tumors in xenograft mouse models. Induction of senescence tumor cells in human SW1990 pancreatic cancer cells was observed following treatment with nab-paclitaxel and gemcitabine (A+G), standard-of-care chemotherapies (left panel). Further, HCW9218 treatment significantly enhanced A+G chemotherapy activity by controlling tumor growth and prolonging survival of SW1990 tumor-bearing mice (center and right panels). We believe that the results of these studies support clinical development of HCW9218 in combination with chemotherapies and other immune therapies in patients with solid tumors, including pancreatic cancer.

HCW9218 Enhances Anti-Tumor Efficacy of Chemotherapy

Against Human SW1990 Pancreatic Tumor Cells in Xenograft Mouse Models

Source: Molecular Therapy, “Immunotherapeutic HCW9218 Augments Anti-Tumor Activity of Chemotherapy via NK Cell-Mediated Reduction of Therapy-Induced Senescent Cells,” Chaturvedi, P., et al., April 2022.

HCW9218 is a clinical-stage program, currently active in two Phase 1/1b clinical trials to evaluate HCW9218 in cancer indications. At the 2022 Society for Immunotherapy of Cancer (“SITC”) conference, a preliminary human clinical data readout was presented by the Principal Investigator of the Phase 1 clinical trial to evaluate HCW9218 monotherapy in chemo-refractory/chemo-resistant solid tumor cancers sponsored by Masonic Cancer Center, University of Minnesota. Data showed all subjects had a robust proliferation of blood NK cells, ranging from 77% to 97% Ki67-positivity by Day 8 after dosing for each treatment cycle. HCW9218-mediated increases in blood NK cell percentages and counts were also observed. Responses were sustained through Day 15, a biological effect beyond that previously observed for other IL-15 agonists. These results are depicted in the graph below.

Preliminary Human Data Readout UMN Trial from SITC 2022: NK Cell Responses

In addition, preliminary human data of this clinical trial also showed that there was a modest increase in blood CD8+ T cell proliferation at Day 8 after each treatment cycle. The results are depicted in the graph below.

Preliminary Human Data Readout UMN Trial from SITC 2022:
HCW9218-Mediated Changes % of Ki67+ CD8+ T Cells

The preliminary data of this clinical trial also showed that there was a 50% reduction of the serum TGF-β1 in subjects treated at the 0.25 mg/kg HCW9218 dose level. The 0.50 mg/kg HCW9218 dose level was able to almost completely neutralize serum TGF-β1. HCW9218 treatment did not change serum levels of IL-1α, IL-1β, IL-6, IFN, or TNF. These results are depicted in the graph below. Together, these results verify that HCW9218 stimulates immune cells and reduces TGF-β activity in patients with cancer in a dose- and schedule-dependent manner, consistent with our published results observed in preclinical tumor efficacy models.

Preliminary Human Data Readout UMN Trial from SITC 2022: Reduction of Serum TGF-β Levels

Cancer and Other Age-Related Diseases

HCW9218 is being evaluated for the treatment of cancer indications in two clinical trials. The first is a Company-sponsored, multi-center Phase 1b/2 clinical trial for a dose escalation study of HCW9218 as monotherapy in patients with chemo-refractory/chemo-resistant pancreatic cancer. There are currently four clinical sites participating in this trial, including the Center for Cancer Research, Medical University of South Carolina (an NCI-designated Comprehensive Cancer Center), Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), and HonorHealth Research Institute. We may enroll up to 24 patients in four clinical sites for the Phase 1b part of the pancreatic trial. The primary objectives of the Phase 1b study is to determine safety, maximum tolerated dose, and the recommended Phase 2 dose, or RP2D. To date, there have been no dose-limiting toxicities reported in this trial.

We expect to complete the Phase 1b study to evaluate HCW9218 in pancreatic cancer in 2023. After determining the RP2D, we expect to submit an IND protocol amendment to the FDA for the Phase 2 portion of this clinical trial to include patients receiving HCW9218 as an adjunct to chemotherapy. In the Phase 2 dose expansion portion, we intend to enroll up to 40 patients at the RP2D with primary objectives to determine the 6-month progression free survival rate and evaluate the safety profile of HCW9218. The secondary objectives of this study are to determine the objective response rate, overall survival, time to progression, and duration of response. However, there can be no assurance that we will be able to advance to a Phase 2 study, since we have not yet completed the Phase 1b study, and we have not established safety and RP2D. Moreover, there can be no assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all, when we apply for authorization to proceed with a Phase 2 study. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

The second active clinical trial to evaluate HCW9218 in a cancer indication is an Investigator-sponsored trial for the Phase 1 portion of a clinical trial for dose escalation study of HCW9218 as a monotherapy in solid tumors, such as breast, ovarian, prostate and colorectal cancers. The sponsor is the Masonic Cancer Center at the University of Minnesota, a leading NCI-designated cancer center. The trial is designed as a dose escalation study of HCW9218 to identify the maximum tolerated dose for future evaluation. Depending on the toxicities observed in the treated patients, between 12 and 24 patients may be enrolled. To date, there have been no dose-limiting toxicities reported in this trial.

Based on results of the Phase 1 study to evaluate HCW9218 in solid tumors, we expect to select RP2D in the in the first half of 2023. If we are successful in completing the objectives of the Phase 1 study, we intend to advance at least one Phase 2 study to evaluate HCW9218 in a single cancer indication, such as ovarian cancer. However, we have not yet completed the Phase 1 study to evaluate HCW9218 in solid tumor cancers, and we have not established safety and RP2D. Further, there can be no assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all, when we apply to the FDA for authorization to proceed with a Phase 2 study. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

We believe, based on the preliminary results of the ongoing first-in-human Phase 1/1b clinical trials, HCW9218 may have the potential to be an effective immunotherapy against difficult-to-treat solid tumor cancers that are very aggressive malignancies and refractory to other immunotherapies including immune checkpoint blockade. We are gathering data from ongoing studies in search of preliminary evidence that our approach to decreasing TGF-β levels or signaling may be able to provide clinical benefit. If and when we advance to the next phase of our clinical studies, we intend to evaluate HCW9218 in two cancer indications that are two of the most difficult-to-treat and thus deadliest of cancers:

•
Pancreatic cancer has the highest mortality rate of all major cancers. Incidence rates of pancreatic cancer have gone up by around 1% each year since 2000, and the death rate has very slowly increased each year since the mid-2000s. In 2023, 64,050 Americans are expected to be diagnosed with pancreatic cancer in the United States, and more than 50,550 are expected to die from the disease. Worldwide, an estimated 495,773 people were diagnosed with pancreatic cancer and an estimated 466,000 people died from the disease in 2020. If the cancer is detected at an early stage when surgical removal of the tumor is possible, the 5-year survival rate is 42%. About 13% of people are diagnosed at this stage. If the cancer has spread to surrounding tissues or organs, the 5-year survival rate is 14%. For the 52% of people who are diagnosed after the cancer has spread to a distant part of the body, the 5-year survival rate is 3%. (See American Society of Clinical Oncology and American Cancer Society.)

•
Ovarian Cancer ranks 5th in cancer deaths among women in the United States, accounting for more deaths than any other cancer of the female reproductive system. Worldwide, ovarian cancer is the 7th most common cancer in woman. By 2040, the number of women around the world diagnosed with ovarian cancer is projected to rise almost 42% to 445,721. The number of women dying from ovarian cancer each year is projected to increase to 313,617 an increase of over 50% from 2020. Five-year ovarian cancer survival rates vary among countries. For example, in more developed countries, current rates range from 36% to 46%. However, in some countries the figure is much lower. Overall, survival rates fall well below that for other cancers. This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are 63 years or older. (See World Ovarian Cancer Coalition and American Cancer Society.)

HCW9302

Treg cells are essential mediators of peripheral tolerance and the global immunoregulatory potential in hosts to self and non-self-antigens. Treg cells achieve this immunoregulatory control through multiple suppressive mechanisms. Alternations in Treg cell development, homeostasis or function can predispose these cells to affect a variety of disease conditions including allergy, autoimmunity, graft rejection, cancer, and response to immunotherapies. Current research is focused on developing novel therapies to enhance Treg cell functions in vivo through the use of cytokines and small molecule drugs to support endogenous Treg cell proliferation or activation, ex vivo manipulated Treg cells in autologous adoptive cell therapy to promote immunoregulation in settings of autoimmunity, or antigen-specific Treg cells, including chimeric antigen receptor Treg (“CAR-Treg”) cells, to strengthen tolerance in allergies. We have employed our TOBI platform to create HCW9302, an IL-2-based fusion molecule, to expand Treg cells in vivo and ex vivo as an injectable or cell-based strategy to reduce inflammation and to treat a wide variety of autoimmune and age-related diseases. In relevant animal models, we have also observed, in our view, encouraging results using HCW9302 to activate and expand Treg cells for treatment of atherosclerosis and diabetes. For further details, see Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu X., et al., January 2023.

We are currently conducting IND-enabling activities required to prepare for submission of an IND to evaluate HCW9302, administered by subcutaneous injection. The timing for this submission will depend on the completion of nonclinical toxicology studies and testing and release of drug product, as well as finalizing the clinical protocol. The nonclinical toxicology studies are expected to be completed in the first half of 2023. We intend to follow with the submission of an IND for a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune indication, which we expect to occur in the second half of 2023. However, we have not submitted the IND for the planned trial, and we cannot provide any assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase. Moreover, if the FDA does not allow our initial clinical trial to proceed, we may be required to conduct additional preclinical testing or other IND-enabling activities, which would result in further delay and additional costs.

The two graphs below illustrate the results of characterization studies. HCW9302 exhibits increased biological activity (depicted in graph on the left) with an extended half-life (depicted in graph on the right), compared to IL-2. Additionally, we found that HCW9302 exhibited an estimated 1,000-fold higher affinity for IL-2Rα (present on Treg cells) in comparison to IL-2. HCW9302 could be administered to mice at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. These findings indicate that HCW9302 is a more suitable immunotherapeutic for expanding and activating Treg cells in vivo than IL-2.

HCW9302 Compared to IL-2: Results of Characterization Studies

Source: Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu, X., et al., January 2023.

For more details, see our paper entitled, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” published in Frontiers in Immunology.

Autoimmune and Pro-inflammatory Diseases

We have conducted extensive preclinical research on HCW9302 for deactivation of inflammasomes to temper the pro-inflammatory environment they create in relevant animal models, including those for atherosclerosis. Our data suggest that HCW9302 functions as a potent agent to stimulate Treg cells that suppress the activity of inflammasome-bearing cells and inflammatory factors. We intend to determine the safe and effective dose level and regimen of HCW9302 from our initial clinical trial in an autoimmune indication, which we have preliminarily determined will be alopecia areata, and then we intend to apply the dose level and treatment regimens established in initial clinical studies to evaluate HCW9302 for other autoimmune and pro-inflammatory diseases, such as atherosclerosis.

HCW9206

HCW9206 is a fusion protein complex created with our TOBI platform based on common gamma chain (γc) cytokines IL-7, IL-15 and IL-21, which are known to play important roles in NK cell and T cell homeostasis. HCW Biologics holds the rights to the injectable form of HCW9206 and ex vivo rights are licensed to Wugen. This molecule is designed to broadly activate the immune system to support expansion of NK cells and T cells ex vivo and in vivo. We are currently in the discovery stage of an initial program for HCW9206, which is to create an injectable immunotherapeutic to use as an adjuvant for adoptive cell therapy in cancer treatments. In current NK and ML-NK cell therapies, infused cells are supported in vivo by recombinant human IL-2. However, this approach has limitations since IL-2 can only support these infused cells for the short term and may induce Treg cells toward immunosuppression. We believe our preclinical testing of HCW9206 has demonstrated that this complex can support infused NK cells for a long duration and enable NK cells to sustain cytotoxicity against tumor cells. In addition, we are currently conducting preclinical studies to investigate use of HCW9206 to enhance vaccine efficacy in different vaccine models.

Out-License Programs

We have internally developed over 30 immunotherapeutic molecules and plan to develop additional molecules through our TOBI platform. Our strategy is to focus on the clinical development of our lead product candidates, HCW9218 and HCW9302, as immunotherapeutics, administered by subcutaneous injection for the treatment of age-related diseases. Our strategy is to out-license marketing rights to regions and product rights not in our focus area. We expect out-licensing to provide non-dilutive financing to bolster resources available to fund our core markets and programs and possibly commercialize molecules, with the hope that our licensees achieve success through our licenses.

We established our first out-license arrangement in December 2020, when we entered into an exclusive worldwide license agreement with Wugen for rights to develop cell therapy-based treatments using two HCWB internally-developed fusion protein molecules and improvements thereto, including clinical-stage and preclinical stage fusion molecules, HCW9201 and HCW9206, respectively (the “Wugen License”). We believe these molecules are capable of generating highly activated cells in a short time frame and large-scale NK cell expansion without relying on feeder cells. Wugen has exercised its right to sublicense their rights for Greater

China. The sublicensee is currently conducting a Phase 1 dose escalation trial with ex vivo cells in patients with relapsed/refractory acute myeloid leukemia (R/R AML). In the United States, Wugen will soon initiate a Phase 1, open-label, dose escalation, and cohort expansion study designed to characterize the safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity, and preliminary anti-leukemic activity of WU-NK-101 in R/R AML. WU-NK 101 is a treatment based on the HCWB licensed molecules. As licensor, we have limited information rights to clinical data which we are required to treat as nonpublic confidential information. As licensee, Wugen, a private company, determines when and if clinical data readouts are disclosed to the public.

We retained manufacturing rights and other rights, including regulatory T cell-based cellular therapy and injectable rights, for licensed molecules under the terms of the Wugen License. On June 18, 2021, the Company entered into a master services agreement with Wugen for the supply of materials for clinical development of licensed products. Thereafter, each purchase transaction must be accompanied by a statement-of-work. The Company plans to enter into commercialization supply agreement when Wugen enters the commercial stage of their company. According to the terms of the Wugen exclusive license, Wugen will fund all future clinical development and commercialization activities for any indications utilizing the licensed molecules for cell-based therapy as covered by the license. In addition to an upfront fee which consisted of a significant equity ownership position in Wugen common stock, we have the opportunity to receive additional payments for development and commercialization milestones as well as single-digit royalties.

Other TOBI Discovery Programs

Our discovery efforts for new product candidates are focused on characterizing and expanding our library of fusion molecules with cytokines, chemokines, ligands, receptors, and internally-developed single-chain antibodies, including fusion domains with increased or decreased biological activity, for cancer and other age-related diseases with an emphasis on neurodegenerative, fibrotic, and autoimmune diseases. Other TOBI discovery programs are summarized in the table below.

Fusion Molecules
Name	Fusion Domains	Activity	Indications
HCW9206	IL-7, IL-15, IL-21	NK cell and T cell stimulation	Injectable for cancer, Vaccine efficacy
HCW9207	IL-18, IL-15, IL-12, anti-CD16 scFv	NK cell stimulation	Cancer
HCW9212	IL-7, IL-15, IL-21, CD137L	NK cell and CD8+ T cell stimulation	Cancer
HCW9213	Anti-CD3, anti-CD28 scFvs	T cell/Treg stimulation	Cancer, inflammatory diseases
HCW9228	TGRßRII tetramer	TGF-β antagonist	Cancer, fibrotic diseases

Antibodies
Name	Target	Activity	Indications
HCW9106	Anti-CD26 scFv	Senescent cell inhibition and targeting	Inflammatory and age-related disease
HCW9107	Undisclosed target	Senescent cell inhibition and targeting	Inflammatory and age-related disease
HCW9108	Undisclosed target	Treg binding, activation, inhibition, and targeting	Inflammatory and age-related disease

Manufacturing

Our product candidates include internally-developed molecules that are multi-specific fusion protein complexes, such as HCW9201, HCW9206, and HCW9218; bispecific fusion protein complexes, such as HCW9302; and an internally-developed affinity ligand used in our manufacturing processes, HCW9101. We have established internally-developed manufacturing processes for producing these fusion molecules from Chinese hamster ovary (“CHO”) cells at large scale in a cGMP-compliant setting.

We have a long-standing relationship with a contract manufacturing organization, EirGenix, Inc. (“EirGenix”), a third-party global contract development and cGMP manufacturer of biologics, for the manufacture of our internally-developed molecules. By the end of 2019, we successfully launched cGMP production with manufacturing runs adequate to support clinical trials. As of December 31, 2022, we successfully completed cGMP production of five molecules, HCW9101, HCW9201, HCW9206, HCW9218, and HCW9302. This includes clinical grade materials required to complete the toxicology studies for HCW9218 and HCW9302, as well as the quantities required for Phase 1/1b/2 clinical trials to evaluate both molecules. Manufacturing, quality control procedures, and vialing will continue for several molecules in 2023, including additional clinical and research grade materials for our licensee, Wugen.

We currently rely on EirGenix and other third-party manufacturers for the cGMP production of sufficient quantities of our drug product candidates for our clinical trials. Our management team and other internal personnel have extensive cGMP manufacturing experience which allows for seamless technology transfer our proprietary manufacturing methods, as well as the ability to manage the manufacturing and development processes conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions as well as routine quality audits. However, we currently obtain our products from these manufactures on a per project basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential alternative contract manufacturers available to us on commercially reasonable terms to meet our future production requirements, although we may incur some delay and cost in qualifying and re-establishing the manufacturing processes at an alternative facility. We endeavor to mitigate this risk by maintaining an inventory of clinical material for clinical trials we expect to initiate in the next 12-24 months.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida. This facility will serve as our new headquarters. After refitting this building, we expect to have the capabilities for cGMP clinical drug manufacturing, storage, distribution, and quality testing. We expect this facility to be operational in the second half of 2024. The Company has the flexibility to complete the buildout of the manufacturing facility on a longer schedule, should we choose to delay completion. In the meantime, we will continue to manufacture clinical-grade material with third-party manufacturers. Our staff has expertise in building and running cGMP manufacturing facilities for immunotherapeutics. In addition, our manufacturing process is wholly-owned and developed by us, so we do not expect to be reliant on a third-party for manufacturing expertise or processes.

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

As with other biotechnology and pharmaceutical companies, our ability to secure and maintain intellectual property protection for our product candidates, future products, and other internally-developed technologies will depend on our success in obtaining effective patent coverage and enforcing those patents if granted. However, we cannot guarantee that our pending patent applications, and any patent applications that we may in the future file, will result in the issuance of patents, or that any issued patents we have obtained or may obtain will provide sufficient proprietary protection from competitors. Any issued patents that we obtain may be challenged, invalidated, or circumvented by third parties.

In addition to patents, we also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our internally-developed technology, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and potential collaborator. We also rely on trade secrets relating to our manufacturing process and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of inflammaging that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions, where available.

Internally-Developed Intellectual Property

As of December 31, 2022, the United States Patent and Trademark Office (the “USPTO”) has granted HCW Biologics two fundamental patents:

•
The USPTO granted U.S. Patent No. 11,401,324 to HCW Biologics on August 2, 2022. This patent contains claims for immunotherapeutic single-chain chimeric polypeptides comprising two target-binding domains on a scaffold made of a soluble tissue factor domain, supporting our lead drug candidate, HCW9302.
•
The USPTO granted U.S. Patent No. 11,518,792 to HCW Biologics on December 6, 2022. This patent contains composition claims for immunotherapeutic multi-chain chimeric polypeptides, supporting our lead drug candidate, HCW9218.

As of December 31, 2022, in addition to these two issued patents, we have 105 pending patent applications worldwide, including 15 pending U.S. utility patent applications, six pending provisional U.S. patent applications, one pending Patent Cooperation

Treaty (“PCT”) application, eight Hong Kong applications, and 76 total pending non-U.S. national phase patent applications and Taiwan patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including: our internally-developed platform, specific chimeric polypeptides developed using our platform, methods of using the chimeric polypeptides both in vivo and in cellular therapy to treat various conditions, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used in combination with our products in the development of novel products or methods of use. We seek protection, in part, through confidentiality and proprietary information agreements.

Our intellectual property portfolio is continually evolving during prosecution of our applications. We own multiple families of patent applications that are directed to our TOBI platform technology and our single-chain and multi-chain chimeric polypeptides and methods of use of these polypeptides alone and in combination.

Single-Chain Chimeric Polypeptides Patent Family

This family includes patent applications with claims directed to compositions of various single-chain chimeric polypeptides created using the TOBI platform. These applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our single-chain chimeric polypeptides. As of December 31, 2022, this family, which includes HCW9302, includes U.S. Patent No. 11,401,324, two pending U.S. utility patent applications, and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

Multi-Chain Chimeric Polypeptides Patent Family

This family includes patent applications with claims directed to compositions of various multi-chain chimeric polypeptides created using the TOBI platform. These applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our multi-chain chimeric polypeptides. As of December 2022, this family, which includes claims encompassing HCW9218, HCW9201, HCW9206, HCW9228, HCW9207, and HCW9212, includes U.S. Patent No. 11,518,792, four pending U.S. utility patent applications, and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

With respect to HCW9218, the composition is claimed in U.S. Patent No. 11,518,792 and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan.

With respect to HCW9201, the composition is claimed in one pending U.S. utility patent application and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed chimeric polypeptides in manufacturing certain cellular therapy products.

With respect to HCW9206, the composition is claimed in one pending U.S. utility patent application and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed polypeptides in manufacturing certain cellular therapy products.

Methods of Culturing and Methods of Expansion and Proliferation

These two families include patent applications with claims directed to methods of promoting the activation and proliferation of NK cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2022, these two families, which include methods of using HCW9201 and HCW9206, include two pending U.S. utility patent applications and 15 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, South Korea, Singapore, Hong Kong and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these two families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these two families is 2040. Wugen has obtained an exclusive license to these two patent families limited to use in manufacturing certain cellular therapy products.

Treating Age Related Disorders

These four families include patent applications with claims directed to methods of killing or reducing the number of senescent cells in a subject using our single-chain or multi-chain chimeric polypeptides. As of December 2022, these four families, which include methods of using HCW9218, HCW9228 and HCW9302, include four pending U.S. utility patent applications, one pending PCT application, and 23 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, Hong Kong, South Korea, New Zealand, Singapore and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these three families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these families is 2041. The earliest predicted expiration date of any patent issuing from a patent application in the third of these families is 2040. The earliest predicted expiration date of any patent issuing from a patent application in the fourth of these families is 2042.

Methods of Activating Regulatory T Cells

This family includes patent applications with claims directed to methods of promoting the activation and proliferation of Regulatory T cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2022, this family, which includes methods of using HCW9213 and HCW9302, includes one pending U.S. utility patent application and 10 pending patent applications filed in Australia, New Zealand, Singapore, Israel, Europe, Canada, Japan, China, Hong Kong and South Korea. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

Antibodies

This family includes patent applications with claims directed to anti-CD26 scFv antibodies. As of December 2022, this family, which includes composition claims for HCW9106, includes one pending U.S. utility patent application and five pending patent applications filed in Australia, Canada, Europe, China, and Japan. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

The various methods of use of our chimeric polypeptides covered in our portfolio include: ex vivo cellular therapy use; in vivo or injectable use; methods of inducing differentiation of an immune cell into a memory or memory-like immune cell (in vitro or in vivo); methods of stimulating an immune cell (in vitro or in vivo); and methods of inducing or increasing proliferation of an immune cell (in vitro or in vivo). Indications covered in the portfolio broadly include cancers, including solid and hematological cancers; age-related diseases; and infectious diseases. We are also pursuing innovative combinations of use with our chimeric polypeptides and antibodies, which include both known and internally-developed antibodies. Patents that may issue from these HCW Biologics Inc. owned applications are generally expected to expire between the years 2039 to 2041, subject to possible patent term adjustment and/or extension.

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

Trademarks

We have filed four pending U.S. trademark applications for our corporate name and corporate logo. We have an International Registration for the mark HCW BIOLOGICS for pharmaceutical research and development services, among other related services, in Class 42 and four national trademark applications pending therefrom with one registration issued in the European Union. In the future, we intend to file applications for trademark registrations in connection with our Company, our product candidates, and other technologies in various jurisdictions, including the United States as the products are further developed.

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

Contracts and Agreements

Wugen Exclusive License Agreement

In December 2020, we entered into an exclusive worldwide license agreement with Wugen, for rights to use certain HCWB fusion protein molecules to develop, manufacture, and commercialize their cellular therapy products. The term of the agreement will expire on a product-by-product and country-by-country basis, upon the later of (i) the expiration of the last-to-expire valid patent claim or (ii) ten (10) years from the first commercial sale of such product.

As consideration for the Wugen License, HCWB received shares of Wugen’s common stock, which are currently equivalent to a 5.8% ownership interest in Wugen. We may receive additional payments in the future, based upon the occurrence of certain development milestones with a value of over $200 million. We will be eligible to receive additional payments for commercialization milestones as well as single-digit royalties for commercial sales once product sales commence.

We retained all other rights and use of the licensed molecules outside of Wugen’s right to use the molecules to develop, manufacture, and commercialize cellular therapy products. Wugen’s rights are limited to use of the licensed molecules in cellular therapy products, which are pharmaceutical or biological products, processes or therapies that contain or comprise cells (including without limitation, CIML NK cells or T cells) that have been engineered, modified, or otherwise manipulated ex vivo, but excludes regulatory T cell-based cellular therapy products. Our retained rights include use of the molecules for injectable therapy product, regulatory T cell-based cellular therapy products, and manufacturing rights to the licensed molecules. We oversee manufacturing and supply of these licensed molecules to Wugen, utilizing our internally-developed manufacturing process, under supply agreements with Wugen that have industry-standard terms. Wugen funds all future clinical development and commercialization activities for the cellular therapy treatments developed by Wugen using the licensed molecules.

Contract Research Agreements

We have certain contract research agreements with contractors that were entered during the two years ended December 31, 2022 for the (i) screening and identification of specific human antibodies to three particular proteins that influence the cellular-senescence process, (ii) hybridoma development, (iii) cell line improvement, and (iv) research to support pre-clinical studies. We own all rights to the resulting intellectual property, including the antibodies, sequences, and data. To date, we have received several sequences and hybridomas from the contractors. For certain contractors, we are obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however no additional future development or financial obligations are due under these contract research agreements.

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

Although we believe our novel approach is different from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to the products and competitors discussed below.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop cancer therapies. There are many other companies that have commercialized or are developing cancer therapies, including large pharmaceutical and biotechnology companies, such as AstraZeneca/MedImmune, Bristol Myers Squibb Company, Merck & Co., Novartis Pharmaceuticals, Pfizer, and Genentech, a member of The Roche Group. We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR-Ts), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin, and targeted cancer vaccines.

We intend to expand to other indications, such as the treatment of fibrotic diseases, including NAFLD, or non-alcoholic fatty liver disease. NAFLD is an umbrella term that encompasses the entire spectrum of fatty liver disease, from isolated steatosis to NASH, or non-alcoholic steatohepatitis. There are currently no FDA approved therapies for the treatment of NAFLD. Instead, doctors will treat the underlying condition, such as obesity. Most of the drugs currently in development for NAFLD are focused on decreasing liver fat or improving liver inflammation as opposed to direct liver anti-fibrotic approaches. There are a number of companies developing product candidates for NAFLD including Pliant Therapeutics, Intercept, Pfizer, Gilead, AbbVie, Novartis, AstraZeneca, Eli Lilly & Company, GlaxoSmithKline, Amgen, Bristol Myers Squibb Company, Johnson & Johnson, Merck & Co., Genentech, a member of The Roche Group, Sanofi, Takeda Pharmaceuticals, Novo Nordisk, Genfit, Madrigal Pharmaceuticals, Viking Therapeutics, Cirius Therapeutics, NGM Biopharmaceuticals, Akero Therapeutics and Metacrine.

With respect to our lead internally-developed product candidate, HCW9218, we are not aware of any other competing clinical-stage companies with a first-in-class immunotherapeutic that utilizes multiple mechanisms of action, including the cytokine-based activation of immune cells and neutralization of TGF-β immunosuppression.

With respect to our second lead product candidate, HCW9302, there is a growing momentum behind modulating Treg cells as a potential treatment for autoimmune diseases. We are not aware of other competing clinical-stage companies with a first-in-class immunotherapeutic for deactivation of inflammasomes and reduction of inflammatory cytokines they release through the activation of Treg cells.

We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of Treg cells, including Amgen, Nektar Therapeutics (in partnership with Eli Lilly & Company), Genentech, a member of The Roche Group, Merck & Co., Bristol Myers Squibb Company, and Celgene, a subsidiary of Bristol Myers Squibb Company. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Moderna, and Xencor. We are also aware of other companies with PD-1 agonist programs for the treatment of autoimmune diseases, including AnaptysBio, Celgene, a subsidiary of Bristol Myers Squibb Company, and Eli Lilly & Company.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee. Under an approved BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. A BLA for a biologic that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the BLA; applications classified as Priority Review are reviewed within six months of the date the FDA files the BLA. A BLA can be classified for Priority Review when the FDA determines the biologic has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including biologics, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs as well as clinical trial design.

Expedited Development and Review Programs

Fast Track Designation and Priority Review

The FDA is required to facilitate the development, and expedite the review, of drugs or biologic products that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for a product that is intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied.

The sponsor of an investigational biological product may request that the FDA designate the product candidate for a specific indication as a fast track product concurrent with, or after, the submission of the IND for the product candidate. FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast-track products, sponsors may have more frequent interactions with the FDA and the FDA may initiate review of sections of a fast-track product’s BLA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Fast track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time of filing the BLA whether the proposed product would be a significant improvement and therefore receive a priority review designation. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of applications for approval of biologics that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.

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

The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, the PREA does not apply to any biological product for an indication for which orphan designation has been granted except that PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications.

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

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in a manner consistent with the approved labeling.

Adverse event reporting and submission of periodic reports are required following the FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar is approved if a patent lawsuit is ongoing within the 42-month period.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

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

Further, certain states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from one another in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, certain state and non-U.S. laws, such as the General Data Protection Regulation (the “GDPR”) govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act (“CPRA”), which substantially amends the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the United Kingdom’s withdrawal from the European Union and the EEA, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend in part on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

United States Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These proposals recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

We expect that additional state and federal healthcare reform measures could be adopted in the future. Further, it is possible that governmental action is taken in response to a new COVID‑19 variant or future pandemic.

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

A more unified procedure will apply under the new Clinical Trials Regulation. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application and the other regulatory authorities will have limited involvement. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial form being conducted in such Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

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

Drug Marketing Authorization

In the European Union, medicinal products, including advanced therapy medicinal products (“ATMPs”), are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. ATMPs comprise gene therapy products, somatic cell therapy products, and tissue engineered products, which are genes, cells, or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies (“CAT”), is responsible in conjunction with the Committee for Medicinal Products for Human Use (“CHMP”) for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long-term efficacy and potential adverse reactions of ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.

In the European Union and in Iceland, Norway, and Liechtenstein (together the EEA), after completion of all required clinical testing, medicinal products may only be placed on the market after a related Marketing Authorization (“MA”), has been granted. MAs can be obtained through, amongst others, a centralized procedure, which is compulsory for certain medicinal products such as ATMPs. The centralized procedure provides for the grant of a single MA by the European Commission (“EC”), that is valid for all 27 EU Member States and, after respective national implementing decisions, in the three additional EEA Member States (Iceland, Norway, and Liechtenstein). The centralized procedure is compulsory for certain medicinal products, including medicinal products derived from biotechnological processes, orphan medicinal products, ATMPs, and products with a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases, and viral diseases. It is optional for medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004, that constitute significant therapeutic, scientific or technical innovations, or for which the grant of a MA through the centralized procedure would be in the interest of public health at the EU level. The timeframe for the evaluation of an application under the centralized procedure is 210 days, excluding clock stops. Typically, the overall process takes a year or more unless the application is eligible for an accelerated assessment.

All new marketing authorization applications must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports (“PSURs”) are routinely available to third parties requesting access, subject to limited redactions.

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

MAs have an initial duration of five years. The authorization may subsequently be renewed for an unlimited period unless the European Commission or the national competent authority grants only a five-year renewal.

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

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include an NCE. Even if a compound is considered to be an NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such a company can complete a full marketing authorization application with their own complete database of pharmaceutical tests, preclinical studies, and clinical trials and obtain MA for its product.

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

Sales and Marketing Regulations

The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent regulatory authorities.

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

Anti-Corruption Legislation

In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at the EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.

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

As of December 31, 2022, we had 44 full-time employees, 32 of whom were engaged in research, clinical development, manufacturing, and quality control activities, and 12 of whom were engaged in administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information

We make available, free of charge, on or through our website (http://www.hcwbiologics.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Item 1A Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, while you should carefully consider the following risks, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto. You should not consider the following risks to be a complete statement of all the potential risks or uncertainties we could face.

Summary of Key Risk Factors

•
We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
•
We may require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs, our efforts to establish manufacturing capacity and our commercialization efforts.
•
Supply sources could be interrupted from time to time and, if interrupted, there is no guarantee that supplies could be resumed within a reasonable time frame and at an acceptable cost or at all.
•
We and our chief executive officer are currently involved in legal proceedings with Altor BioScience, LLC and NantCell (collectively, "Altor/NantCell") in which Altor/NantCell have alleged, among other things, a claim of trade secret misappropriation and other related claims against us in federal court and breach of contract and fiduciary duty, among other claims, against our chief executive officer in arbitration, and an adverse result could have a negative material impact on our business and operations.
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
•
We rely on third parties to manufacture our product candidates. Any failure by a third-party manufacturer to produce acceptable drug substance for us or to obtain authorization from the FDA or comparable regulatory authorities may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals or commercialize approved products.
•
Our information technology systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. For the years ended December 31, 2021 and 2022, we reported a net loss of $12.9 million and $14.9 million, respectively. As of December 31 2022, we had $22.3 million in cash and cash equivalents, including money market investments, and $9.7 million held in U.S. Treasury notes and presented in Short-term investments in the balance sheet included in our audited financial statements included elsewhere in this Annual Report. From inception to December 31, 2022, we incurred cumulative net losses of $42.8 million. To date, we have financed our operations primarily through our initial public offering, or the IPO, the sale of our redeemable preferred stock, and to a lesser extent, payments received under our Wugen License for certain rights to two of our internally-developed molecules and proceeds from a Paycheck Protection Program (“PPP”) loan obtained through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was forgiven.

Our losses have resulted principally from expenses incurred in the research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future. The only revenue we have generated to date relates to our Wugen License and the clinical material supply agreement. We have not generated any revenues from product sales. We anticipate that our expenses will increase substantially as we initiate preclinical and clinical studies, scale up our manufacturing process and capabilities to support our clinical studies and grow to scale.

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

Based on our current business plans, including anticipated revenues from out-license agreements, we believe that our existing cash and cash equivalents, including money market investments, and short-term investments as of December 31, 2022, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may also attempt to seek additional funding of our operations through the issuance of additional shares of common stock, or other equity or debt securities convertible into common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, and our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from the lingering effects of the COVID-19 pandemic, increasing inflationary pressures, rising interest rates, ongoing global geopolitical tensions such as the war between Russia and Ukraine, Chinese aggression towards Taiwan, financial market volatility and currency movements could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we could be required to:

•
delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether;
•
delay or terminate the Company's plan to build its own manufacturing facility at its new headquarters; or
•
delay, limit, reduce, or terminate our efforts to establish manufacturing capacity, establish sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Risks Related to our Business

If we or any collaborators we work with in the future are unable to successfully develop and commercialize our product candidates, or experience significant delays in doing so, our business, financial condition, and results of operations will be materially adversely affected.

Our ability to generate product and royalty revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Each of our product candidates and any future product candidates we develop will require significant clinical development, management of clinical, preclinical, and manufacturing activities, regulatory approval in multiple jurisdictions, establishing manufacturing supply, including commercial manufacturing supply, and require us to build a commercial organization and make substantial investment and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

If we do not successfully execute or address these matters in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially adversely affect our business, financial condition, and results of operations.

A key element of our strategy is to enter into out-licensing arrangements for certain rights to HCWB internally-developed molecules that we do not intend to develop into lead product candidates on our own or together with co-development partners. We may not be able to identify licensees, which could lower any return on our investments and increase our need for external funding.

Since we have already generated over 30 immunotherapeutic molecules, and plan to develop additional molecules, through our immunotherapy platform technology, our strategy includes funding operations in part through revenues derived from out-licensing molecules that are outside our oncological and anti-aging focus to third parties. Despite our efforts, we may be unable to enter into such licensing agreements. Supporting diligence activities conducted by potential licensors and negotiating the financial and other terms of a license agreement are long and complex processes with uncertain results, and we may fail to derive any revenues from these activities. Further, our potential licensors may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in our receiving no future milestone or royalty payments under any such licenses. For example, we have an exclusive worldwide license arrangement with Wugen pursuant to the development of certain cellular therapy products under which we may earn additional milestone or royalty payments, but there can be no assurance that Wugen will be successful in commercializing any products related to this license or that any such payments will ever be earned. If we fail to successfully out-license to third parties internally-developed molecules that are outside our focus areas, our revenues and return on our research and development activities would be negatively affected and we could be required to seek additional funding.

We expect to continue to expand our capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2022, we had 44 full-time employees. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the operation of our business. Such conditions could also result in physical damage to our Miramar headquarters, clinical trial materials, clinical sites, or the facilities of our third-party manufacturing partners. These events could adversely affect our operations and our financial performance. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions.

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

Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency. Prior to obtaining approval to commercialize our product candidates and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If the results of our clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials, including adverse safety events in later trials that were not observed in prior trials, could limit the prospects for regulatory approval of that product candidate or other product candidates in any indications.

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as demonstrating substantial evidence of efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. These clinical trials can be delayed, suspended, or terminated for a variety of reasons, including but not limited to delays in or failure to obtain regulatory authorization to commence a trial and IRB approval at each site, to reach agreement on acceptable terms with prospective clinical trial sites, or to recruit and enroll suitable patients to participate in a trial. In addition, even if the regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

Clinical trials must be conducted in accordance with the FDA's and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and Ethics Committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, or other regulatory authorities. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP requirements and other regulations. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators fail to enroll participants for our clinical trials, fail to conduct the study in accordance with GCP, or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays, or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, and additional regulatory requirements, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care.

Our lead product candidate, HCW9218, is currently being evaluated in two initial Phase 1/1b clinical trials in cancer indications: a Phase 1 dose escalation trial in patients with advanced solid tumors with progressive disease after prior chemotherapies, and a Phase 1b/2 trial in patients with advanced pancreatic cancer. We expect the Phase 1 advanced solid tumors study and the Phase 1b portion of the Phase 1b/2 advanced pancreatic study to be completed in 2023. Our ability to advance HCW9218 to Phase 2 clinical trials depends on timely completion of Phase 1/1b studies, successfully meeting those studies’ objectives, including dose finding and/or optimization for Phase 2, and obtaining FDA authorization to proceed to Phase 2 trials. If the FDA does not allow our Phase 2 clinical trials to proceed, we may be required to undertake additional IND-enabling activities or dose finding activities, which would result in further delay and additional costs. If we experience delays in the progression and completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of HCW9218 could be harmed, and our ability to generate revenues from HCW9218 may be delayed. In addition, any delays in our clinical trials would require us to store material which could expose us to inventory risk, increased costs, slow down in development and approval process, as well as jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our other lead product candidate, HCW9302, is currently completing activities required to submit an IND for a clinical trial to evaluate this immunotherapeutic drug in an autoimmune indication. We rely on third-party providers for toxicology testing services for information required to be included in the submission of an IND. Any delays in completing toxicology studies and other IND-enabling activities will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Significant delays in commencing clinical trials could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including delays in completion of internal procedures required to open a clinical site, patient enrollment taking longer than anticipated, patient withdrawal, or adverse events. For example, there were delays in commencing clinical trials of HCW9218 as a result of the ongoing pandemic and staffing shortages at clinical sites. These types of developments could cause us to delay the trial or halt further development.

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

Patient enrollment depends on many factors, including but not limited to the size and nature of the patient population, the severity of the disease under investigation, and the availability of competing clinical trials, which may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We have not previously submitted a BLA to the FDA or similar regulatory approval filings to comparable foreign authorities for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. In addition, the FDA has the authority to require a REMS as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. We also would not be permitted to market our product candidates in countries outside of the United States until we receive marketing approval from applicable regulatory authorities in those countries.

Our product candidates could fail to receive regulatory approval for many reasons including but not limited to flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate an acceptable risk:benefit profile, and failure in clinical trials can occur at any stage. Companies in the biologics industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, data obtained from clinical trials is susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

In addition, if we have any product candidate approved, our product labeling, advertising, and promotion will be subject to regulatory requirements and continuing regulatory review. In the United States, the FDA and the Federal Trade Commission (“FTC”), strictly regulate the promotional claims that may be made about pharmaceutical products to ensure that any claims about such products are consistent with regulatory approvals, not misleading or false in any particular way, and adequately substantiated by clinical data. The promotion of a drug product in a manner that is false, misleading, unsubstantiated, or for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or the FTC. In particular, a product may not be promoted for uses that are not consistent with the uses approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options, and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. We are considering these and other policy changes as they relate to our programs.

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

Failure to successfully identify, develop, and commercialize additional product candidates could impair our ability to grow.

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

Even if the FDA or any other regulatory authority approves the marketing of any product candidates that we develop on our own or with a collaborator, physicians, healthcare providers, patients, or the medical community may not accept or use them. Additionally, the product candidates that we are developing are based on our internally-developed immunotherapy platform technology, which is a new technology. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our product candidates will depend on a variety of factors including but not limited to the terms of any approvals and the countries in which approvals are obtained, the number and clinical profile of competing products, and the availability of coverage and adequate reimbursement from insurers for our product candidates. If our product candidates fail to gain market acceptance, our ability to generate revenues to provide a satisfactory, or any, return on our investments may be materially and adversely impacted. Even if some product candidates achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

We currently have no marketing, sales, or distribution infrastructure and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.

We currently have no marketing, sales, and distribution capabilities because all of our product candidates are still in clinical or preclinical development. If any of our product candidates are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we were to directly market or sell any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture our product candidates. Any failure by a third-party manufacturer to produce acceptable drug substance for us or to obtain authorization from the FDA or comparable regulatory authorities may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals or commercialize approved products.

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

If the FDA or a comparable foreign regulatory authority does not approve the manufacture of our product candidates at any of our proposed contract manufacturer’s facilities, or if any contract manufacturer fails to maintain a compliance status acceptable to the FDA or a comparable foreign authority, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. Any discovery of problems with a product, or a manufacturing facility used by us, may result in restrictions on the product or on the manufacturing facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents.

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

Pharmaceutical manufacturers are also subject to extensive post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where the product is marketed, which include periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of a manufacturer’s facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations, commonly referred to as a “Form FDA 483”. If observations in the Form FDA 483 are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter or pursue other forms of enforcement action. Any failure by one of our contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in enforcement action that could lead to a shortage of products and harm our business, including withdrawal of approvals previously granted, seizure, injunction or other civil or criminal penalties. The failure of a manufacturer to address any concerns raised by the FDA or foreign regulators or to maintain a compliance status acceptable to the FDA or foreign regulators could also lead to the delay or withholding of product approval by the FDA or by foreign regulators or could lead to plant shutdown. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.

Supply sources could be interrupted from time to time and, if interrupted, there is no guarantee that supplies could be resumed within a reasonable time frame and at an acceptable cost or at all.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. The manufacturing capabilities of our suppliers have been impacted as a result of ongoing supply chain delays and due to the lingering effects of the COVID-19 pandemic, and it may not be possible for us to timely manufacture our product candidates at desired levels. There are a limited number of suppliers for raw materials that we use to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. Reductions or interruptions in any of our third-party manufacturing processes as a result of supply chain delays caused by supply chain delays, public health emergencies (including a resurgence of a variant of the COVID-19 pandemic or future pandemic) or other reasons could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We do not have any control over the process or timing of the acquisition of the raw materials we need to produce our product candidates by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event a new supplier must be used. The time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Although we will not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We plan to rely upon third parties, including independent clinical investigators, to conduct our preclinical studies and clinical trials and to monitor and manage data for our preclinical and clinical programs. We will rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, our reliance on these third parties will not relieve us of our regulatory responsibilities, and we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, including GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We may not realize the benefits of any existing or future co-development or out-licensing arrangement, and if we fail to enter into new strategic relationships, our business, financial condition, commercialization prospects, and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Therefore, for some of our product candidates, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If our strategic collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In instances where we do enter into collaborations, we could be subject to a number of risks which may materially harm our business, commercialization prospects, and financial condition. For example, we may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs, the collaboration partner may experience financial difficulties, or we may be required to relinquish important rights such as marketing, distribution, and intellectual property rights.

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

Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Risks Related to Intellectual Property

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

The issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. It is possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Our pending and future patent applications may not result in the issuance of patents that protect our technology or product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of patent protection that may be obtained. Further, even if we obtain patents with sufficient scope to protect our technology or product candidates in their present forms, future technical changes to our technology or product candidates may render the patent coverage inadequate.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate or narrow the scope of a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties have initiated or may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court or before patent offices, or similar proceedings challenging the validity, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or circumvented. For example, as described further below, we are engaged in legal proceedings with Altor/NantCell pursuant to which Altor/NantCell is seeking specific performance for assignment of and a constructive trust over certain of our patents, which if successful would materially impact our core intellectual property assets. Because patent applications in the United States and other jurisdictions are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file any patent applications related to such inventions. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such applications, and then only to the extent the issued claims cover the technology. Furthermore, even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that it used the invention in commerce before our filing date or that the other party benefits from a compulsory license. Additionally, our competitors or other third parties may be able to evade our patent rights by developing new biologics, biosimilars, or alternative technologies or products in a non-infringing manner.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our owned patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO, foreign patent offices, and patent courts or other authorities in granting patents and ruling on claim scope and validity are not always applied uniformly or predictably. Patent positions of life sciences companies can be uncertain and involve complex factual, scientific, and legal questions. Changes in either patent laws or their interpretation in any jurisdiction where we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights, and more generally may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

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

Competitors may infringe our patents or other intellectual property that relate to our immunotherapy platform technology and product candidates, their respective methods of use, manufacture, and formulations thereof. Third parties may in the future claim that our operations infringe their intellectual property rights. To defend against such claims, protect our competitive position and counter infringement or unauthorized use, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned or licensed by us by filing infringement claims. We may be subject to further litigation in the future, involving claims that we have misappropriated or misused other parties’ trade secrets or information. To the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the biopharmaceutical industry.

As enforcement of intellectual property rights is difficult, unpredictable, time-consuming, and expensive, we may fail in enforcing our rights, in which case our competitors may be permitted to use our technology without being required to pay us any license fees. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole, in part, or on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our product candidates or methods, or our immunotherapy platform technology, and then compete directly with us, without payment to us.

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

We and our chief executive officer are currently involved in legal proceedings with Altor/NantCell, in which Altor/NantCell has alleged, among other things, a claim of trade secret misappropriation and other related claims against us in federal court and breach of contract and fiduciary duty, among other claims, against our chief executive officer in arbitration, and an adverse result could have a negative material impact on our business and operations.

On December 23, 2022, a lawsuit was filed by Altor BioScience, LLC and NantCell, Inc., collectively, Altor/NantCell, against the Company in U.S. District Court for the Southern District of Florida (the “Court”), alleging misappropriation of trade secrets under state and federal laws, inducement of breach of contract and breach of fiduciary duty, tortious interference with contractual relations, specific performance, conversion, unjust enrichment, specific performance for assignment of patents and patent applications, constructive trust, and replevin. The complaint against the Company is based on very similar allegations as those alleged by Altor/NantCell in an arbitration commenced in December 2022 against the Company’s Founder and Chief Executive Officer, Dr. Hing C. Wong, who was formerly employed by Altor/NantCell. Altor/NantCell alleges that Dr. Wong purportedly took Altor/ NantCell’s confidential and trade-secret information and used it to form and build competing products for the Company. We have incurred and expect to continue to incur significant expenses in connection with our litigation with Altor/NantCell. Altor/ NantCell has considerable resources available to it; we, on the other hand, are a company in the early stages of our clinical trials with comparatively few resources available to us to engage in costly and protracted litigation. These claims asserted against us could be costly to defend and could limit our ability to use some technologies in the future. They will be time consuming, will divert our chief executive officer’s, management’s and scientific personnel’s attention, may be used by Altor/NantCell in an effort to generate negative publicity with our customers and investors, and may result in liability for substantial damages. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending ourselves in the current dispute with Altor/NantCell. We anticipate that Altor/NantCell may use options available to it through the court, including filing amended or new complaints, other court filings, public statements and press releases, regardless of merit, in an attempt to disrupt our business and create uncertainty about our future prospects, which could create volatility in the trading price of our common stock or damage to our reputation.

An adverse judgment in the Altor/NantCell legal proceedings could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations, and prospects. We may also in the future be involved with other litigation. We expect that the number of such claims may increase as our scale and the level of competition in our industry segments grows. Further, while Dr. Wong’s legal expenses in connection with the arbitration with Altor/NantCell are covered by the provisions of the advancement agreement between these two parties, under certain circumstances, the Company may be required to advance legal fees. Accordingly, there can be no assurance that we will not be required to advance significant expenses to Dr. Wong in connection with these matters

Intellectual property rights of third parties could adversely affect our ability to develop or commercialize our product candidates, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell our product candidates or any products, if approved, without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates or other attributes of our product candidates, or our immunotherapy platform technology. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or have to enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms at all.

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

We are and may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property such as the lawsuit as we are currently facing in our legal proceedings with Altor/NantCell, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own. In addition, interferences, post-grant proceedings, opposition proceedings, derivation proceedings, or other intellectual property proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications.

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

In addition, our competitors may independently develop substantially equivalent trade secrets, proprietary information, or know-how and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets and/or confidential know-how. Under certain circumstances and to make it more likely that we have freedom to operate, we may also decide to publish some know-how to make it difficult for others to obtain patent rights covering such know-how, at the risk of potentially exposing our trade secrets to our competitors.

We are currently and may be in the future subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure, and non-competition agreements in connection with such previous employment. Similarly, we work with consultants, contractors, collaborators, advisors, or other third parties who have worked with, and do currently work with, other companies, including our competitors or potential competitors, and have executed proprietary rights, non-disclosure, and non-competition agreements in connection with such other companies. Although we try to ensure that our employees, consultants, contractors, collaborators, advisors, or other third parties do not use or disclose the proprietary information or know-how of others in their work for us, we are and may become subject to claims that we or these employees or individuals that we work with have used or disclosed confidential information or intellectual property of others, including trade secrets or other proprietary information, or that we caused an individual to breach the terms of his or her non-competition or non-solicitation agreement with a current or former employer or competitor. For example, as described above, we are engaged in legal proceedings with Altor/NantCell, which alleges misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the company relating to our founder and chief executive officer’s former employment with Altor/NantCell.

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

Risks Related to Data Privacy and Cybersecurity

Our information technology systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.

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

We and our partners and vendors are subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). If we fail to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity and a potential loss of business.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, most healthcare providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended HITECH. Under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws (for example, the CCPA and the California Privacy Rights Act) requiring notification of affected individuals and state regulators in the event of a breach of personal information.

Our clinical trial programs and research collaborations outside the United States may implicate international data protection laws, including in Europe the GDPR. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business. Further, following the United Kingdom’s withdrawal from the E.U. effective as of December 31, 2020, we have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which may have differing requirements. If we fail to comply with United Kingdom data protection laws, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as negative publicity and a potential loss of business.

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the CJEU invalidated the Privacy Shield, under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors described in this “Risk Factors” section and elsewhere in this Annual Report.

In addition, the stock market in general, and the Nasdaq Stock Market, or Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Additionally, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the lingering effects of the COVID-19 pandemic. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors and their respective affiliates beneficially owned approximately 45% of our outstanding voting stock (excluding any stock options exercisable within 60 days of such date held by such persons). Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company as well as a “smaller reporting company”, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

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
•
December 31, 2026.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies or smaller reporting companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•
establish a staggered board of directors (the “Board”) divided into three classes serving staggered three-year terms, such that not all members of the Board will be elected at one time;
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

Our amended and restated certificate of incorporation, provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the Delaware General Corporation Law, (4) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. These provisions may limit an investor’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, including by increasing the cost of such lawsuits, which may discourage such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder, or maintain profitability.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, our operations and the global economy have been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto, or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our money market or other investments or bank deposits may be subject to market, interest and credit risk that may reduce in value.

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our money market or other investments and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, we are aware of the closure of Silicon Valley Bank and appointment of the Federal Deposit Insurance Corporation as receiver. Furthermore, a possible recession, rising inflation, and the lingering effects of the COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our money market or other investments or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Item 1B Unresolved Staff Comments.

None.

Item 2 Properties.

On August 15, 2022, the Company purchased a 36,000 square foot building located in Miramar, Florida, as our new headquarters. We will use the new facility for research and development laboratories and facilities for manufacturing, as well as offices for our employees, including clinical development, research, development, quality control, quality assurance, regulatory affairs, and administration. The Company is in the process of refitting the building for our purposes. Our relocation to the new headquarters is anticipated during 2024, although we may choose to delay the completion date to, among other reasons, extend our cash runway. We continue to occupy approximately 12,250 square feet of space in Miramar, Florida under a lease that expires on February 29, 2024, which we believe is sufficient to meet our current and near-term needs.

Item 3 Legal Proceedings.

From time to time, the Company is a party to or otherwise involved in legal proceedings, including suits, assessments, regulatory actions and investigations generally arising out of the normal course of business. Such proceedings can be costly, time consuming, and unpredictable. Therefore, no assurance can be given on the outcome of any proceeding or the potential impact on our results of operations or financial condition.

On December 23, 2022, a lawsuit was filed by Altor BioScience, LLC and NantCell, Inc., collectively, Altor/NantCell, against the Company in U.S. District Court for the Southern District of Florida, or the Court, alleging misappropriation of trade secrets under state and federal laws, inducement of breach of contract and breach of fiduciary duty, tortious interference with contractual relations, specific performance, conversion, unjust enrichment, specific performance for assignment of patents and patent applications, constructive trust, and replevin. The complaint against the Company is based on very similar allegations as those alleged by Altor/NantCell in an arbitration commenced in December 2022 against the Company’s Founder and Chief Executive Officer, Dr. Hing C. Wong, who was formerly employed by Altor/NantCell. Altor/NantCell alleges that Dr. Wong purportedly took Altor/NantCell’s confidential and trade-secret information and used it to form and build competing products for the Company. Altor/NantCell allege that each of the provisional applications that the Company has filed for relate to the use of fusion proteins, tissue factor, and other proprietary data that were developed at Altor/NantCell, while Dr. Wong was an employee of or consultant to Altor/NantCell, and using its resources. Altor/NantCell seeks compensatory and punitive damages, attorneys’ fees and costs, and equitable relief including an order requiring the company to assign title and all rights to the Company’s patents and provisional applications to Altor/NantCell.

On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”), which are currently pending before the Court. On March 10, 2023, the Company filed a motion to temporarily stay discovery pending the Company’s motion to compel, which the Court granted on March 13, 2023. Although adverse decisions (or settlements) may occur in the lawsuit described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time and, as such, no accrual for these matters has been recorded within our audited financial statements included elsewhere in this Annual Report. If liability is determined, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 4 Mine Safety Disclosures.

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “HCWB”. As of March 27, 2023, 35,886,635 shares of the Company’s common stock were issued and outstanding and were owned by approximately 3,300 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the Board deems relevant.

Use of Proceeds from Initial Public Offering of Company’s Stock

On July 19, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-256510), as amended, filed in connection with our IPO. Our IPO closed on July 22, 2021, and we issued and sold 7,000,000 shares of common stock at a price to the public of $8.00 per share, for an aggregate amount of $56.0 million. The net proceeds of the IPO were $49.2 million. The managing underwriter of the offering was EF Hutton, division of Benchmark Investments, LLC.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 19, 2021 and filed with the SEC.

Item 6 [Reserved].

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, which are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report.

Company Overview

HCW Biologics Inc. is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of protein complexes, known as inflammasomes, in innate immune cells. These two elements share common mechanisms in promoting secretion of pro-inflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the pro-inflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases.

Accumulation of senescent cells with a senescence-associated pro-inflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. The key to the HCWB immunotherapeutic approach is elimination of senescent cells and the pro-inflammatory factors they secrete. Our lead product candidates address the two primary processes that promote chronic inflammation.

HCW9218. Subcutaneous administration of our clinical-stage, lead drug candidate, HCW9218, activates NK cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes TGF-β. This bifunctionality gives HCW9218 the ability to reduce senescent cells as well as eliminate senescence-associated pro-inflammatory factors that function as a senomorphic. As a result, we believe HCW9218 has the ability to lower chronic inflammation and restore tissue homeostasis. This lead product candidate is currently being evaluated in two Phase 1/1b clinical trials for chemo-refractory/chemo-resistant solid tumor cancers.

HCW9302. Subcutaneous administration of our preclinical-stage, lead drug candidate, HCW9302, is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. This molecule is a single-chain, IL-2-based fusion protein. Preclinical studies in mouse models have demonstrated the ability of HCW9302 to expand and activate Treg cells and reduce inflammation-related diseases, supporting the potential of HCW9302 to treat a wide variety of autoimmune and pro-inflammatory diseases, such as atherosclerosis. HCW9302 is a preclinical compound. We are in the process of completing IND-enabling studies and intend to prepare and submit an IND application to the FDA in 2023.

Milestones Reached in 2022 and Goals for 2023

Overview of Accomplishments Related to HCW9218

•
Key milestones reached as of December 31, 2022: Completed preclinical work to establish the mechanism of action for HCW9218, granted patent that protects the underlying intellectual property on which HCW9218 is based, initiated two Phase 1/1b clinical trials and established CMC manufacturing.

Clinical Trial to Evaluate HCW9218 in Patients with Advanced Pancreatic Cancer

•
In October 2021, HCW Biologics was cleared by the FDA to proceed to evaluate HCW9218 in a Phase 1b/2 clinical trial in patients with advanced pancreatic cancer. The primary objectives are to determine safety, maximum tolerated dose, and the recommended Phase 2 dose.
•
Patients participating in this study had advanced pancreatic cancer with progressive disease after prior chemotherapies. No dose-limiting toxicities were reported in this trial. A preliminary clinical data readout is expected in the first half of 2023. If patient enrollment continues at the current pace with acceptable side effects, we expect to complete the Phase 1b portion of the study in 2023.

•
After initial COVID-related delays, this study made rapid progress in 2022. As of December 31, 2022, there are four activated clinical sites recruiting and screening patients: The Cancer Research Center at NCI, Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), Medical University of South Carolina (an NCI-designated Comprehensive Cancer Center), and HonorHealth Research Institute.
•
On December 3, 2022, under a CRADA, the National Cancer Institute and HCW Biologics agreed to collaborate to perform a Phase 1b/2 clinical study to evaluate the safety and tolerability of HCW Biologics’ lead product candidate, HCW9218, in patients with advanced/metastatic pancreatic cancer. The CRADA is entitled, “A Phase 1b/2 Study of HCW9218, a Bifunctional TGF- β Antagonist/IL-15 Protein Complex, for Advanced Pancreatic Cancer.”

Clinical Trial to Evaluate HCW9218 in Patients with Solid Tumors

•
In January 2022, the Masonic Cancer Center, University of Minnesota (“UMN”) was cleared by the FDA to proceed to evaluate HCW9218 in a Phase 1 clinical trial in patients with advanced solid tumors with progressive disease after prior chemotherapies. The primary objectives are to determine safety, maximum tolerated dose, and the recommended Phase 2 dose.
•
Patients participating in this study had advanced solid tumors with progressive disease after prior chemotherapies, many of whom had been treated with up to four courses of standard-of-care treatments prior to enrolling in the trial. No dose-limiting toxicities (“DLTs”) were reported in this trial. We expect to complete this Phase 1 study in the first half of 2023.
•
One of our 2023 goals is to advance this study and initiate Phase 2 clinical studies in cancer indications, such as ovarian and colorectal cancers. If we are successful in completing the objectives of the Phase 1 study, we intend to advance at least one Phase 2 study to evaluate HCW9218 in a single cancer indication, such as ovarian cancer, subject to establishing safety and RP2D and applying to the FDA for authorization to proceed with a Phase 2 study. However, there can be no assurance that we will successfully complete the Phase 1 study or establish safety and RP2D or the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

Overview of Accomplishments Related to HCW9302

•
Key milestones reached as of December 31, 2022: Granted fundamental patent that protects the underlying intellectual property on which HCW9302 and our TOBI discovery platform are based, progressed IND-enabling activities and published a pivotal scientific paper in a high-impact, peer-reviewed journal.

Scientific Publications and Conferences

•
In January 2023, a pivotal scientific paper authored by our scientific research team was published in the peer-reviewed journal, Frontiers in Immunology, entitled, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice.” The paper highlights preclinical data from in vitro and in vivo studies demonstrating the potential of HCW9302 as a novel immunotherapeutic with the ability to suppress the progression of atherosclerosis. The results of our research included in this publication show the potential of HCW9302 in the treatment of age-related, pro-inflammatory diseases.
•
We have been invited to present a poster at the American Association of Cancer Research to be held from April 14-19, 2023. Dr. Varghese George, one of the Company's scientists, will be presenting a poster entitled, “Bifunctional immunotherapeutic HCW9218 facilitates recruitment of immune cells from tumor draining lymph nodes to promote antitumor activity and enhance checkpoint blockade efficacy in solid tumors.”

Trends and Uncertainties

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

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

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of December 31, 2022, the Company held $19.5 million in a federal money market fund (the “Fund”) with an investment objective is to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see “Part II, Item 1A. Risk Factors” in this Annual Report.

COVID-19

The spread of COVID-19, including the resurgence of cases related to the spread of new variants, has caused significant volatility in the U.S. and international markets since March 2020. The continuing direct and indirect impacts of the pandemic are significant and broad-based, including supply chain disruptions, and continue to represent business and financial risks. As such, the Company is continually coordinating with third-party contract manufacturing organizations (“CMOs”), service providers and vendors that constitute the Company’s supply chain, with respect to risks and mitigating actions. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, IND-enabling activities, buildout of our new headquarters, business, financial condition, and results of operations.

For discussion of risks related to the lingering effects of the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors” in this Annual Report.

Components of Results of Operations

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. The principal source of our revenues to date have been generated from our Wugen License and Master Services Agreement (the “MSA”) with Wugen. See Note 1 to our audited financial statements included elsewhere in this Annual Report for these definitions and more information.

We derive revenue from a license agreement granting rights to Wugen to further develop and commercialize products based on two of our internally-developed molecules. Consideration under our contract included a nonrefundable upfront payment, development, regulatory and commercial milestones, and royalties based on net sales of approved products. Additionally, HCW Biologics retained manufacturing rights and has agreed to provide Wugen with clinical and research grade materials for clinical development and commercialization of licensed products under separate agreements. We assessed which activities in the Wugen License should be considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the Wugen License.

Performance obligations relating to the granting a license and delivery of licensed product and R&D know-how were satisfied when transferred upon the execution of the Wugen License on December 24, 2020. The Company recognized revenue for the related consideration at a point in time. The revenue recognized from a transaction to supply clinical and research grade materials entered into under the MSA and covered by a Statement of Work (“SOW”), represents one performance obligation that is satisfied over time. The Company recognizes revenue generated for supply of material for clinical development using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion.

Operating Expenses

Our operating expenses are reported as research and development expenses and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•
Employee-related expenses, including salaries, benefits, and stock-based compensation expense;
•
Expenses related to manufacturing and materials, consisting primarily of expenses incurred primarily in connection with CMOs, which produce cGMP materials for clinical trials on our behalf;
•
Expenses associated with preclinical activities, including research and development and other IND-enabling activities;
•
Expenses incurred in connection with clinical trials; and
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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors -- Risks Related to the Development and Clinical Testing of Our Product Candidates,” elsewhere in this Annual Report for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

During the period ended December 31, 2022, Altor BioScience, LLC and NantCell, Inc., or Altor/NantCell, a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, initiated an arbitration against Dr. Wong in California. On December 23, 2022, a lawsuit was filed by Altor/NantCell against us in federal court alleging misappropriation of trade secrets under state and federal laws, inducement of breach of contract and breach of fiduciary duty, among other claims against us. See “Part I, Item 3. Legal Proceedings” in this Annual Report for more information. In the year ended December 31, 2022, we incurred legal expenses on our own behalf and on behalf of Dr. Wong, in compliance with the indemnification agreement with Dr. Wong as an officer and director of the Company. In addition, Altor/NantCell has advancement obligations for claims brought against Dr. Wong, thus legal expenses incurred by Dr. Wong in connection with his arbitration will be advanced by Altor/NantCell; however, under certain circumstances, the Company may be required to advance legal fees. During the year ending December 31, 2023, we expect to incur material costs and expenses in connection with defending the Company in the foregoing legal matters.

We expect general and administrative expenses incurred in the normal course of business for other purposes, such as costs for recruitment and retention of personnel, service fees for consultants, advisors and accountants, as well as costs to comply with government regulations, corporate governance, internal control over financial reporting, insurance and other requirements for a public company, are expected to continue to increase for the foreseeable future as we scale our operations.

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, other income related to non-operating activities, and other non-operating expenses.

On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building purchased by the Company on the same date. The lease provides the former owner (tenant) with the right to occupy offices that comprise approximately 15,000 square feet of the building for a period of one year, ending August 14, 2023. The lease may be terminated at any time by the tenant with 60 days’ written notice. During the year ended December 31, 2022, the Company reported $90,347 in rental income, which is included within Interest and other income (loss), net in the statement of operation for the year ended December 31, 2022 included elsewhere in this Annual Report.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2022:

	Years Ended December 31,
	2021	2022
Revenues:
Revenues	$—	$6,722,090
Cost of revenues	—	(4,135,712)
Net revenues	—	2,586,378

Operating expenses:
Research and development	8,173,624	9,338,365
General and administrative	5,194,210	8,326,791
Total operating expenses	13,367,834	17,665,156
Loss from operations	(13,367,834)	(15,078,778)
Interest expense	—	(126,660)
Other income	505,366	304,735
Net loss	$(12,862,468)	$(14,900,703)

Revenue

In the year ended December 31, 2021, the Company did not recognize any revenue. As of December 31, 2021, we recognized $1.8 million of deferred revenue from the sale of clinical and research grade materials to our licensee, Wugen, included within Accrued liabilities and other current liabilities on the balance sheet included in the audited financial statements. On June 18, 2021, the Company entered into an MSA with Wugen related to supply of licensed molecules for use in research and clinical development. However, as of December 31, 2021, the Company did not finalize statements of work, or SOWs, for these transactions which specify the performance obligations required to be completed by the Company for supplies ordered by Wugen. Thus, a contract did not exist as of December 31, 2021.

In the year ended December 31, 2022, the Company recognized $6.7 million of revenue, as a result of the sale of research and clinical grade materials to Wugen under the terms of the Wugen License. These revenues included $1.8 million of revenue that was deferred at December 31, 2021. Since the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA, the Company determined all requirements for revenue recognition under Topic 606 were met for these transactions. There were no deferred revenues as of December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2022:

	Years Ended December 31,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$2,825,303	$3,146,472	$321,169	11%
Manufacturing and materials	2,483,687	2,421,953	(61,734)	(2)%
Preclinical expenses	2,007,264	2,178,411	171,147	9%
Clinical trials	249,204	795,749	546,545	219%
Other expenses	608,166	795,780	187,614	31%
Total research and development expenses	$8,173,624	$9,338,365	$1,164,741	14%

Research and development expenses increased by $1.1 million, or 14%, from $8.2 million for the year ended December 31, 2021 to $9.3 million for the year ended December 31, 2022. This increase was primarily attributable to increased expenses for clinical trials, expenses associated with IND-enabling, preclinical activities, and depreciation expense.

Salaries, benefits and related expenses increased by $321,169, or 11%, from $2.8 million for the year ended December 31, 2021 to $3.1 million for the year ended December 31, 2022. This increase was primarily attributable to a $348,008 increase in salaries and wages, which was attributable to an increase of $152,939 arising from the absence of any tax credits in 2022 as compared with 2021. This was due to the Company exceeding the revenue threshold to qualify for tax credits. Another cause for an increase in salaries, benefits and related expenses was the increase of $115,824 for health insurance and other benefits in the year ended December 31, 2022, compared with 2021. For 2022, the implementation of a new performance-based bonus program also resulted in increased costs for Research and Development salaries, benefits and related expenses of $113,136 in performance bonuses, as a result of achieving goals related to patient enrollment and dose escalation for Phase 1/1b clinical trials to evaluate HCW9218 in cancer indications. These increases were partially offset by a reimbursement from Wugen for certain expenses incurred under the terms of the Wugen License that was $500,000 in the year ended December 31, 2022, compared to $240,000 for the same period in 2021.

Manufacturing and materials expenses decreased by $61,734, or 2%, from $2.5 million for the year ended December 31, 2021 to $2.4 million for the year ended December 31, 2022. Manufacturing and materials expenses in the year ended December 31, 2021 resulted from activities related to establishing master cell banks for several molecules, effecting a technology transfer to our contract manufacturer required for internally-developed manufacturing processes, and successfully completing multiple cGMP production runs for our molecules. For HCW9218, we successfully completed a cGMP manufacturing run and initiated the fill/finish process and testing for product release. For HCW9302, we initiated the master cell bank production and completed a scale-up run of cGMP-grade material. In the year ended December 31, 2022, costs were primarily attributable to a 1000L GMP run for HCW9218 and completion of a 200L cGMP run of HCW9302, including finalizing manufacturing reports, fill and finish activities.

Expenses associated with preclinical activities increased by $171,147 or 9%, from $2.0 million for the year ended December 31, 2021 to $2.2 million for the year ended December 31, 2022. This increase was attributable to higher costs for completing toxicology studies related to IND-enabling activities. In year ended December 30, 2021, expenses were related primarily to the cost of toxicology studies and experimental materials for IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9218 in difficult-to-treat solid tumor cancers. In the year ended December 31, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

Expenses associated with clinical trials including professional fees related to regulatory filings, increased by $546,545 or 219%, from $249,204 for the year ended December 31, 2021 to $795,749 for the year ended December 31, 2022. We anticipate expenses related to clinical activities will increase substantially in the future. HCW9218, our lead drug candidate, entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota for a dose escalation study of HCW9218 as a monotherapy in chemo-refractory/chemo-resistant solid tumors, such as breast, ovarian, prostate and colorectal cancers. We intend to complete this study in the first half of 2023.

A Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in advanced pancreatic cancer was initiated in October 2022, when HonorHealth Research Institute dosed the first patient participating in this trial. As of December 31, 2022, there were four clinical sites opened. For the pancreatic cancer study, we plan to enroll up to 24 patients. We intend to complete the Phase 1b portion of this study in 2023.

Other expenses, which include overhead allocations, increased by $187,614, or 31%, from $608,166 for the year ended December 31, 2021 to $795,780 for the year ended December 31, 2022. An increase of $88,311 in allocated depreciation expense is attributable to the depreciation of the building acquired on August 15, 2022. The Company applied the results of a cost segregation study to record the assets acquired, resulting in useful lives that ranged from five years to 39 years. An increase of $63,546 in travel expense and conference fees reflects the Company's more frequent participation in major industry conferences to present preliminary first-in-human clinical data. Higher occupancy costs and repairs and maintenance expenses resulted in an increase of $35,637 in other expenses for the year ended December 31, 2022.

General and Administrative Expenses

The following table summarizes our general and administrative expense for the years ended December 31, 2021 and 2022:

	Years Ended December 31,
	2021	2022	$ Change	% Change
Salaries, benefits and related expenses	$2,341,807	$3,379,264	$1,037,457	44%
Professional services	1,263,270	2,374,526	1,111,256	88%
Facilities and office expenses	308,741	408,562	99,821	32%
Depreciation	218,466	338,458	119,992	55%
Rent expense	100,457	132,739	32,282	32%
Other expenses	961,469	1,693,242	731,773	76%
Total general and administrative expenses	$5,194,210	$8,326,791	$3,132,581	60%

General and administrative expenses increased by $3.1 million, or 60%, from $5.2 million for the year ended December 31, 2021 to $8.3 million for the year ended December 31, 2022. The increase was primarily due to an increase of $722,000 related to compensation expense associated with equity awards to the CEO, executives and directors upon completion of the IPO, an increase of $1.1 million in corporate legal fees and an increase of $531,468 for insurance coverage.

Salaries, benefits and related expenses increased by $1.1 million, or 44%, from $2.3 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022. The increase was primarily due to an increase of $722,000 related to equity awards granted to officers and executives, and an increase of $108,649 for Board compensation under our non-employee director compensation program put in place post-IPO. For 2022, the Company implemented a performance-based bonus program for all employees, under which officers were awarded $350,000.

Professional services increased by $1.1 million, or 88%, from $1.3 million for the year ended December 31, 2021 to $2.4 million for the year ended December 31, 2022, primarily due to a $1.1 million increase for fees for legal services, including $1.0 million for legal fees arising from our legal proceedings with Altor/NantCell and related indemnification of our Founder and Chief Executive Officer in his arbitration with Altor/NantCell, a portion of which will be advanced by Altor/NantCell in compliance with its advancement obligation to Dr. Wong. Fees increased for professional services other than legal advisors, such as auditors and tax advisors, by $87,033 for the year ended December 31, 2022 versus the comparable period in 2021.

Other expenses increased by $731,777, or 76%, from $1.0 million for the year ended December 31, 2021 to $1.7 million for the year ended December 31, 2022. The increase is primarily due to an increase of $531,468 in insurance costs associated with being a public company, expensing $144,870 of offering costs related to our shelf registration statement on Form S-3 and an increase of $176,480 in Delaware franchise taxes.

Interest and Other Income (Loss), Net

Interest and other income (loss), net decreased by $327,291, or 65%, from $505,366 for the year ended December 31, 2021 to $178,075 for the year ended December 31, 2022. The decrease is primarily due to the forgiveness of the SBA Paycheck Protection Loan, including accrued interest, in 2021 that did not recur in 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, our principal source of liquidity was $22.3 million in cash and cash equivalents, including money market investments, and $9.7 million held in U.S. government-backed securities presented in Short-term investments. These funds were provided primarily from the $49.2 million of net proceeds from our IPO and to a lesser extent the Wugen License. We expect our principal sources of liquidity will continue to be our cash and cash equivalents, out-licensing agreements, debt financings and any additional capital we may obtain through equity offerings.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan, secured by the building. The remainder of the purchase price was funded with cash. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. There is no prepayment penalty. As of December 31, 2022, a balance of $6.5 million remains due for this obligation, $6.4 million of which is classified as a noncurrent liability included in Debt, net in the balance sheet included in the audited financial statements. As of December 31, 2022, the Company was in compliance with all covenants under the loan agreement and related documents.

In August 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266991), which upon being declared effective, allowed us to offer up to $100.0 million of securities from time to time in one or more public offerings, including up to $15.5 million of shares of our common stock which we may sell, subject to certain limitations, pursuant to a sales agreement dated August 19, 2022 with Jones Trading Institutional Services LLC.

We believe that our cash and cash equivalents and short-term investments as of December 31, 2022 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based our projections of operation expenses requirements on assumptions, including our existing commitments and contingencies, that may prove to be incorrect, and we may use all of our available capital sooner than we expect. Because of the numerous risks and uncertainties associated with the clinical development and commercialization of immunotherapeutics, we are unable to estimate the exact amount of capital requirements to pursue these activities. Our funding requirements will depend on many factors, including, but not limited to:

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
•
whether we raise additional funding through bank loan facilities, other debt arrangements, out-licensing or joint ventures, cooperative agreements or strategic collaborations;
•
effect of competing technology and market developments;
•
cost of maintaining, expanding, and enforcing our intellectual property rights;
•
impact of litigation, regulatory inquiries, or investigations, as well as costs to indemnify our officers and directors against third-party claims related to our patents and other intellectual property;
•
cost and timing of buildout of new headquarters, including risks of cost overruns and delays, and ability to obtain additional financing, if needed; and
•
costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive regulatory approval.

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

Summary of Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2022:

	Years Ended December 31,
	2021	2022
Cash used in operating activities	$(10,975,717)	$(10,386,110)
Cash (used in) provided by investing activities	(35,018,915)	14,708,392
Cash provided by financing activities	49,269,475	6,273,397
Net increase in cash and cash equivalents	$3,274,843	$10,595,679

Operating Activities

Net cash used in operating activities was $11.0 million for the year ended December 31, 2021 and $10.4 million for the year ended December 31, 2022.

Cash used in operating activities for the year ended December 31, 2021 consisted primarily of net loss for the period of $12.9 million, a gain on extinguishment of debt of $567,311, and an increase in Prepaid expenses and other assets of $2.8 million, primarily offset by a decrease of $2.4 million in Accounts receivable, an increase of $1.9 million in Accounts payable and other liabilities, and $595,765 of noncash adjustments consisting primarily of an adjustment for depreciation and amortization expense.

Cash used in operating activities for the year ended December 31, 2022 consisted primarily of a net loss of $14.9 million, $284,695 cash used arising from an increase in accounts receivable, and $128,246 cash used by a decrease in a lease liability. These uses were partially offset primarily by a $2.5 million cash increase arising from a decrease in prepaid expenses and other assets, a $418,208 cash increase arising from an increase in accounts payable and other liabilities, and adjustments for noncash expenses of $2.0 million, consisting of $1.1 million for stock-based compensation expense, $717,854 for depreciation and amortization expense, and $186,370 for net unrealized loss on investments.

Investing Activities

For the year ended December 31, 2021, cash used in investing activities reflects the purchase of U.S. government-backed securities with the proceeds of our IPO and the purchase of laboratory equipment and general office equipment. As of December 31, 2021, we held $34.9 million in U.S. government-backed securities.

For the year ended December 31, 2022, cash provided by investing activities was $14.7 million, consisting of proceeds for maturity of short-term investments of $25.0 million, offset by $10.0 million of cash used to purchase our new headquarters.

Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $49.3 million, consisting primarily of net proceeds of $49.2 million from our IPO.

For the year ended December 31, 2022, cash provided by financing activities was $6.3 million, consisting primarily of net proceeds of issuance of debt reflecting the $6.5 million loan used to fund the purchase of the Company's new headquarters.

Contractual Obligations and Commitments

As of December 31, 2022, we had $200,015 of obligations for the 14 months remaining in the lease terms for a non-cancellable operating lease agreement related to our facilities in Miramar, Florida. On February 25, 2022, HCW Biologics was assigned all rights, title, and interest in the primary lease which underlies the sublease. Effective March 1, 2022, we entered into a lease extension for our current location for a period of two years, ending February 29, 2024.

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2022, we are under contract for obligations of $406,000 that we expect to pay during the year ending December 31, 2023. On December 30, 2022, the Company committed to purchase upstream processing and fluid management equipment for $1.6 million.

In the normal course of business, we enter into contracts for non-clinical studies, preclinical testing, and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancellable obligations under these agreements are not material.

Cogent Loan Agreement

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property that will become our new headquarters. The agreement provides for a term loan of up to $6.5 million. Amounts outstanding on the term loan will accrue interest at bearing interest at a rate per annum equal to 5.75%. We are obligated to make interest-only payments on the term loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 15, 2027. Our obligations under the agreement are secured by, among other things, a mortgage on our new corporate headquarters and related real property. As of December 31, 2022, $6.5 million was outstanding under the term loan and we were in compliance with all loan covenants.

Critical Accounting Policies, Significant Judgements and Use of Estimates

The audited financial statements included elsewhere in this Annual Report are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 1 to our audited financial statements included elsewhere in this Annual Report for our significant accounting policies related to our critical accounting estimates.

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

If all conditions are not met for revenue recognition, the Company recognizes deferred revenue. The Company’s policy is to recognize deferred revenue only to the extent product release occurred after meeting specification required, product is shipped, and cash payment is received.

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

Stock-based Compensation

As described in Note 1 and Note 10 to our audited financial statements included elsewhere in this Annual Report, we maintain a stock-based compensation plan as a long-term incentive for employees, non-employees, and directors. The plan allows for grants of incentive stock options, non-qualified stock options, and other forms of equity awards. We have granted options with service-based and performance-based vesting conditions.

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

For stock option grants with service-based vesting, stock-based compensation expense represents the portion of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards on a straight-line basis, net of estimated forfeitures. For options that vest upon the achievement of performance milestones, the Company estimates fair value at the date of grant and compensation expense is recognized using the accelerated attribution method when it is determined that the performance criteria are probable of being met.

In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and its determination generally requires significant judgment. These assumptions include, but are not limited to:

•
Fair Value of Common Stock—Prior to our initial public offering, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuation of our common stock as well as our Board's assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation to the date of the grant. Since the completion of our initial public offering on July 19, 2021, the fair value of each share of common stock underlying stock option grants is based the quoted market price on the primary stock exchange on which our common stock is traded on the day the stock award or option is granted.
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

Determination of the Fair Value of Our Common Stock

Until July 19, 2021 when our IPO was effective, there was no public market for our common stock historically. Prior to this offering, our Board considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may be as a date later than the most recent third-party valuation date, including:

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

Now that we have completed our IPO, our Board determines the fair value of each share of underlying common stock based on its closing price as reported on the date of grant according to the quoted market price on the primary stock exchange on which our common stock is traded.

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

As of December 31, 2021 and 2022, we had available federal net operating loss (“NOL”) carryforwards of $26.1 million and $31.3 million, respectively. We also had available state NOLs carryforwards of approximately $26.8 million and $32.5 million, as of December 31, 2021 and 2022, respectively. The federal and state NOLs will carryforward indefinitely. The federal NOLs are available to offset 80% of taxable income for state taxes for tax years starting after 2020.

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

Recent Accounting Pronouncements

See Note 1 to our audited financial statements included elsewhere in this Annual Report for more information about recent accounting pronouncements.

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

We may remain classified as an EGC until the end of the fiscal year until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Years ended December 31, 2021 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

HCW Biologics Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of HCW Biologics Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in redeemable preferred stock and stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, FL

March 28, 2023

HCW Biologics Inc.

Balance Sheets

	December 31,	December 31,
	2021	2022

ASSETS
Current assets:
Cash and cash equivalents	$11,730,677	$22,326,356
Short-term investments	24,983,520	9,735,930
Accounts receivable, net	133,000	417,695
Prepaid expenses	2,196,557	1,394,923
Other current assets	1,436,617	196,015
Total current assets	40,480,371	34,070,919
Investments	11,522,050	1,599,751
Property, plant and equipment, net	1,119,090	10,804,610
Other assets	393,318	333,875
Total assets	$53,514,829	$46,809,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$223,664	$1,226,156
Accrued liabilities and other current liabilities	2,097,925	1,730,325
Total current liabilities	2,321,589	2,956,481
Debt, net	—	6,409,893
Other liabilities	—	14,275
Total liabilities	2,321,589	9,380,649
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,768,264 shares issued at December 31, 2021; 250,000,000 shares authorized and 35,876,440 shares issued at December 31, 2022	3,577	3,588
Additional paid-in capital	81,827,006	82,962,964
Accumulated deficit	(30,637,343)	(45,538,046)
Total stockholders’ equity	51,193,240	37,428,506
Total liabilities and stockholders’ equity	$53,514,829	$46,809,155

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Operations

	Years ended December 31,
	2021	2022
Revenues:
Revenues	$—	$6,722,090
Cost of revenues	—	(4,135,712)
Net revenues	—	2,586,378

Operating expenses:
Research and development	8,173,624	9,338,365
General and administrative	5,194,210	8,326,791
Total operating expenses	13,367,834	17,665,156
Loss from operations	(13,367,834)	(15,078,778)
Interest expense	—	(126,660)
Other income	505,366	304,735
Net loss	$(12,862,468)	$(14,900,703)
Net loss per share, basic and diluted	$(0.69)	$(0.42)
Weighted average shares outstanding, basic and diluted	18,770,935	35,822,249

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

	Redeemable Preferred Stock						Stockholders’ (Deficit) Equity
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2020	6,316,691	$6,140,792	12,012,617	$13,680,306	5,439,112	$11,294,301	4,793,393	$480	$—	$(16,718,877)	$(16,718,397)
Issuance of Class A Common Stock upon exercise of stock options	—	—	—	—	—	—	206,455	20	29,517	—	29,537
6% cumulative dividends on redeemable preferred stock	—	193,050	—	430,319	—	336,651	—	—	(33,053)	(926,966)	(960,019)
Accretion of issuance costs	—	—	—	7,858	—	20,398	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance cost	—	—	—	—	—	—	7,000,000	700	49,239,247	—	49,239,947
Conversion of Series A Redeemable Preferred Stock, with forfeited cumulative dividends	(6,316,691)	(6,333,842)	—	—	—	—	6,316,691	632	6,353,474	(20,265)	6,333,841
Conversion of Series B Redeemable Preferred Stock, with forfeited cumulative dividends	—	—	(12,012,617)	(14,118,483)	—	—	12,012,613	1,201	14,170,312	(53,030)	14,118,483
Conversion of Series C Redeemable Preferred Stock, with forfeited cumulative dividends	—	—	—	—	(5,439,112)	(11,651,350)	5,439,112	544	11,706,534	(55,737)	11,651,341
Stock-based compensation	—	—	—	—	—		—	—	360,975	—	360,975
Net loss	—	—	—	—	—	—	—	—	—	(12,862,468)	(12,862,468)
Balance, December 31, 2021	—	$—	—	$—	—	$—	35,768,264	$3,577	$81,827,006	$(30,637,343)	$51,193,240
Issuance of Common Stock upon exercise of stock options	—	—	—	—	—	—	108,176	11	15,767	—	15,778
Stock-based compensation	—	—	—	—	—	—	—	—	1,120,191	—	1,120,191
Net loss	—	—	—	—	—	—	—	—	—	(14,900,703)	(14,900,703)
Balance, December 31, 2022	—	$—	—	$—	—	$—	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Cash Flows

	Years Ended December 31,
	2021	2022
Cash flows from operating activities:
Net loss	$(12,862,468)	$(14,900,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,598	717,854
Stock-based compensation	360,975	1,120,191
Gain on extinguishment of debt	(567,311)	—
Unrealized loss on investments, net	65,832	186,370
Reduction in the carrying amount of right-of-use asset	28,256	2,089
Changes in operating assets and liabilities:	—
Accounts receivable	2,367,000	(284,695)
Prepaid expenses and other assets	(2,799,415)	2,482,822
Accounts payable and other liabilities	1,887,816	418,208
Operating lease liability	—	(128,246)
Net cash used in operating activities	(10,975,717)	(10,386,110)
Cash flows from investing activities:
Purchases of property and equipment	(47,263)	(10,275,128)
Proceeds for sale or maturities of short-term investments	—	24,983,520
Purchases of short-term investments	(24,987,277)	—
Purchases of long-term investments	(9,984,375)	—
Net cash (used in) provided by investing activities	(35,018,915)	14,708,392
Cash flows from financing activities:
Proceeds from initial public offering	56,000,000	—
Issuance costs of initial public offering	(6,760,053)	—
Proceeds from issuance of common stock	29,528	15,778
Proceeds from issuance of debt, net	—	6,448,166
Offering costs	—	(190,547)
Net cash provided by financing activities	49,269,475	6,273,397
Net changes in cash and cash equivalents	3,274,843	10,595,679
Cash and cash equivalents at the beginning of the period	8,455,834	11,730,677
Cash and cash equivalents at the end of the period	$11,730,677	$22,326,356
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$126,660
Noncash operating, investing and financing activities:
Forfeiture of cumulative dividends, upon conversion of all preferred stock	$2,822,081	$—
PPP loan forgiveness	$567,311	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$192,686

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Notes to the Financial Statements

December 31, 2021 and 2022

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

Liquidity

As of December 31, 2022, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital. The Company's total revenues to date have been generated principally from its exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of our internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the year December 31, 2022, the Company recognized revenues of $6.7 million, generated from the supply of clinical and research grade material to Wugen. There were no revenues recognized in the comparable period in the prior year.

On August 15, 2022, the Company purchased a building as its new headquarters for $10.1 million and entered into a loan and security agreement, which provided a $6.5 million five-year loan used to finance the purchase of a building. The remainder of the purchase price was paid in cash. See Note 6 Debt, Net.

On August 26, 2022, the Company's $100.0 million shelf registration statement on Form S-3, including a prospectus for the issuance and sale of up to $15.5 million of shares of the Company’s common stock through an at-the-market equity program, was declared effective by the Securities and Exchange Commission (“the SEC”).

As of December 31, 2022, the Company had $22.3 million in cash and cash equivalents, including money market investments, and $9.7 million held in U.S. government-backed securities presented in Short-term investments. Since inception to December 31, 2022, the Company incurred cumulative net losses of $42.8 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise capital from non-dilutive funding sources such as bank financing, out-licensing rights to technology or markets, cooperative agreements for clinical trials, or other business development transactions, which may include the issuance of additional equity financing and/or third-party collaboration funding. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

For the year ended December 31, 2022, the Company recognized revenues of $6.7 million. All of the Company's revenues were derived from the supply of clinical grade material to Wugen under the supply agreement between Wugen and the Company, as contemplated in the Wugen License. Since December 24, 2020, the Company holds a 5.8% equity interest in shares of Wugen common stock, which were received as consideration for the Wugen License. The Company has not been able to realize any benefit from the sale of these shares, as they are not currently traded on any public market and thus have limited marketability.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Land is not subjected to the recording of depreciation expense because it has an infinite life. Leasehold improvements are amortized on a straight-line method over the shorter of the useful life of the leasehold improvement or the term of the lease. Construction-in-progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction-in-progress is not depreciated. Upon completion and ready for intended use, construction-in-progress is reclassified to the appropriate category within property, plant and equipment. Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet in the period in which the retirement or sale occurred, and the resulting gain or loss is recognized in the statements of operations. Repairs and maintenance are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Building	39 years
Property	5 - 15 years
Laboratory equipment	5 years
Office equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of the lease term or life of the asset

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

Redeemable Preferred Stock

The Company applied the relevant accounting standards to distinguish liabilities from equity when we assessed the classification and measurement of preferred stock. Preferred Stock subject to mandatory redemptions was considered a liability and measured at fair value. Conditionally redeemable preferred stock issued by the Company was considered mezzanine or temporary equity and presented outside of the equity section of the balance sheet.

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contract existed for a transaction. In order for a contract to exist, additional terms for each transaction require the Company to enter into a statement-of-work (“SOW”) for each purchase. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period. For each in process SOW, amounts are billed in the same quarter the costs are incurred. Any such revisions are recorded on a cumulative catch-up basis, noting no material revisions during the year ended December 31, 2022.

On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met to qualify as contracts under Topic 606 for the related transactions covered by these SOWs. For the year ended December 31, 2022, the Company recognized revenues related to sale of development supply materials to Wugen of $6.7 million.

Accounts Receivable, Net

Accounts receivable is presented net of allowances for doubtful accounts. The method for valuing doubtful accounts is based upon historical experience coupled with a review of the current status of existing receivables. The term between invoicing and payment due dates is not significant. There was no allowance for doubtful accounts as of December 31, 2021 or December 31, 2022.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. As of December 31, 2021, current deferred revenue includes amounts of $1.8 million allocated to the development supply agreement performance obligation under the Wugen License that is included within Accrued liabilities and other current liabilities. In the year ended December 31, 2022, all the criteria for revenue recognition were met and the Company recognized all of this $1.8 million in revenue. There was not a deferred revenue balance as of December 31, 2022.

Investments

The Company holds a minority interest in Wugen. The underlying shares of common stock are not traded on any public market and thus have limited marketability. The Company does not have significant influence over the operating and financial policies of Wugen. As a result, the Company has accounted for this investment using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment was recognized during the years ended December 31, 2021 and 2022.

The Company invested net proceeds of its IPO in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2021, the Company held $25.0 million in U.S. Treasury bills included in Short-term investments and $9.9 million in U.S. Treasury notes included in Investments in the balance sheet included in the audited financial statements. As of December 31, 2022, the Company held $9.7 million in U.S. Treasury bills included in Short-term investments in the balance sheet included in the audited financial statements.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases right of use (“ROU”) assets are included in Other assets, and operating liabilities are included in Accrued liabilities and other current liabilities, and Other liabilities on the balance sheets included in the audited financial statements. ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries, benefits, and other operating costs such as outside services, supplies and allocated overhead expenses. The Company may perform research and development for its own proprietary drug candidates and technology development or for certain third parties under collaborative arrangements. For its proprietary drug candidates and its own internal technology development programs, the Company invests its own funds without reimbursement from a third party. Where the Company performs research and development activities under a clinical joint development collaboration, it records the partner’s share of collaboration expenses as a reduction to research and development expense when reimbursement amounts are due under the agreement.

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses in the statement of operations and expensed as incurred, since recoverability of such expenditures is uncertain.

Stock-based Compensation

The Company measures its stock-based awards granted to employees and directors based on the estimated fair value of the option on the date of grant (grant date fair value) and recognizes compensation expense over the vesting period. Compensation expense is recorded as either research and development or general and administrative expenses in the statement of operations based on the function to which the related services are provided. Forfeitures are accounted for as they occur. The Company has granted options with service-based and performance-based vesting conditions.

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

For stock option grants with service-based vesting, stock-based compensation expense represents the portion of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards on a straight-line basis, net of estimated forfeitures. For options that vest upon the achievement of performance milestones, the Company estimates fair value at the date of grant and compensation expense is recognized using the accelerated attribution method when it is determined that the performance criteria are probable of being met.

Deferred Offering Costs

Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the related debt and are amortized, using the effective interest method, as interest expense over the contractual life of the related debt. The Company defers offering costs consisting of legal, accounting and other fees and costs directly attributable to offering costs. For offerings expected to occur within 90 days, the deferred offering costs will be offset against the proceeds received upon the completion of the offering. Deferred offering costs will be recorded under Other noncurrent assets on the balance sheet. In the event an offering is terminated or the timing for completing the offering is uncertain, all of the deferred offering costs will be expensed within the Company’s statement of operations in the period in which the determination is made. In the year ended December 31, 2021, the Company incurred $6.8 million of deferred offering costs in connection with its $56.0 million IPO which was declared effective by the SEC on July 19, 2021. In the year ended December 31, 2022, the Company expensed $190,547 of deferred offering costs in connection with its $100.0 million shelf registration statement on Form S-3, including a prospectus for the issuance and sale of up to $15.5 million shares of the Company's common stock through an at-the-market program, which was declared effective by the SEC on August 26, 2022.

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

Tax Credit Receivable

The Company may be eligible for research and development credits for its research and development activities, in accordance with Internal Revenue Code (“I.R.C.”) § 41(c). The credits are generally available to offset income tax liabilities. The Company has applied approximately $250,000 of research and development credits to offset its federal payroll tax expenses for the year ended December 31, 2021, due to its small business status. As of December 31, 2021 and 2022, the current portion of outstanding payroll tax receivables is included in Other current assets in the balance sheet, and the noncurrent portion is included in Other noncurrent assets.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The Company adopted Topic 842 as of January 1, 2022. Effective March 1, 2022, the Company entered into noncancelable operating leases for its current location with a two-year term. These are the only leases in scope of Topic 842 or above the Company's capitalization threshold. See Note 15. “Commitments and Contingencies - Operating Leases.”

2. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At December 31,
	2021	2022
Land	$—	$2,150,038
Building	—	6,105,570
Property	—	1,767,231
Laboratory equipment	1,949,318	2,115,153
Office equipment	175,245	209,405
Furniture and fixtures	292,165	292,045
Leasehold improvements	349,976	349,976
Construction in progress	—	52,414
	$2,766,704	$13,041,832
Less: Accumulated depreciation and amortization	(1,647,614)	(2,237,222)
Property, plant and equipment, net	$1,119,090	$10,804,610

Construction in progress, and it represents direct costs of construction incurred for the Company’s new research lab and manufacturing facilities. Depreciation and amortization expense for the year ended December 31, 2021 was $543,598 of which $353,388 is included in research and development expenses. Depreciation and amortization expense for the year ended December 31, 2022 was $589,608, of which $441,698 is included in research and development expenses.

3. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government backed securities with maturity dates up to one year, accounts payable and accrued liabilities, are measured at approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2021 and 2022:

	At December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,506,499	$—	$—	$9,506,499
Treasury bills	24,983,520	—	—	24,983,520
Treasury notes	9,922,300	—	—	9,922,300
Total	$44,412,319	$—	$—	$44,412,319

	At December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,458,020	$—	$—	$19,458,020
Treasury notes	9,735,930	—	—	9,735,930
Total	$29,193,950	$—	$—	$29,193,950

4. Investments

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

As of December 31, 2021, Investments had a balance of $11.5 million in the balance sheet included in the audited financial statements, consisting of $1.6 million for the investment in Wugen, which the Company continues to carry at cost, since no public market exists for these securities, and no impairment adjusted was necessary, and $9.9 million in U.S. Treasury notes. These securities are classified as trading securities. As of December 31, 2022, Investments had a balance of $1.6 million, reflecting the investment in Wugen, which the Company continues to carry at cost since no public market exists for these securities and no impairment adjustments have been necessary since the acquisition date.

5. Accrued Liabilities and Other Current Liabilities

As of December 31, 2021, the Company had a balance of $2.1 million in Accrued liabilities and other current liabilities, consisting of $1.8 million related to deferred revenue, $48,750 related to manufacturing materials, $51,000 related to legal fees, and $50,000 for other expenses. On January 8, 2021, the Company received full loan forgiveness of $567,311 for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven is recognized as a gain upon debt extinguishment and is reported within Other income, net in the statement of operations included in the audited financial statements for the year ended December 31, 2021.

As of December 31, 2022, the Company had a balance of $1.7 million included in Accrued liabilities and other current liabilities in the balance sheet included in the audited financial statements, consisting of $416,000 for legal expenses, $277,500 for clinical expenses, $524,000 in bonus expenses, $134,000 in salary expenses, and $178,000 in lease liability.

6. Debt, Net

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank (“Cogent”), pursuant to which it received $6.5 million in gross proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. The Company is in compliance with all covenants as of December 31, 2022.

As of December 31, 2022, the Company had $6.5 million in gross principal outstanding in a loan under the 2022 Loan Agreement. An interest-only period is one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty. As of December 31, 2022, the current portion of $38,273 is included in Accrued liabilities and other current liabilities, and the noncurrent portion of $6.4 million is included in Debt, net in the balance sheet included in the audited financial statements.

The Company classifies the total undiscounted contractual payments that are due in the next 12 months as current. The loan was initially measured on a present value basis. An amortization schedule is used to determine how much of each payment is applied to interest and principal each period. The payment is first applied to interest, and the remainder reduces the principal balance. The table below shows the amount of maturities for each of the five years following the date of the latest balance sheet:

Maturities per Year
2023	$38,273
2024	119,398
2025	127,623
2026	135,266
2027	6,079,440
Total Debt	$6,500,000

7. License Agreement

On December 24, 2020, the Company entered into the Wugen License transferring rights to Wugen to develop, manufacture, and commercialize certain cellular therapy products based on two of the Company’s fusion protein molecules. The term of the agreement will expire on a product-by-product and country-by-country basis, upon the later of (i) ten years from the first commercial sale of the product or (ii) the expiration of the last-to-expire valid patent claim of such product.

The Company concluded that Wugen is a customer and the Wugen License is a functional license under the provisions of Topic 606. For the year ended December 31, 2021, the Company entered into a master services agreement with Wugen related to the development supply agreement to provide cGMP and non-cGMP grade licensed material based on industry-standard terms. However, as of December 31, 2021, the Company and Wugen did not finalize any statements of work under the master services agreement, thus no contract exists.

In addition to upfront fees and revenues from other transactions that took place upon entering the Wugen License, the Wugen License includes milestone payments and royalties. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price. For revenue-based royalties, including milestone payments based on the level of sales, the Company will include royalties in the transaction price at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties are allocated has been satisfied (or partially satisfied). As part of management’s evaluation of the transaction price, the Company considers numerous factors, including whether the achievement of the milestones is outside of its control, contingent upon the efforts of others or subject to scientific risks of success. If the Company concludes it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are not within its control, such as regulatory approvals, are generally not considered probable until those milestones are achieved. The Company reevaluates the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are partially unsatisfied as of December 31, 2022 is approximately $1.8 million. The Company expects to recognize this amount within the next 12 months.

8. Redeemable Preferred Stock

Upon the IPO on July 19, 2021, all of the Company’s outstanding preferred stock converted to common stock. Cumulative dividends of $2.8 million accrued as of the conversion date were forfeited and such forfeiture was recognized through Additional paid-in capital in the statements of changes in redeemable preferred stock and stockholders' (deficit) equity included in the audited financial statements. No dividends were declared from inception to the date of the conversion.

At December 31, 2021 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized and no shares issued.

9. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Years Ended December 31,
	2021	2022
Numerator:
Net loss	$(12,862,468)	$(14,900,703)
Denominator:
Weighted-average common shares outstanding	18,770,935	35,822,249
Net loss per share, basic and diluted	$(0.69)	$(0.42)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At December 31,
	2021	2022
Common stock options	1,770,739	1,867,458
Potentially diluted securities	1,770,739	1,867,458

10. Stock-based Compensation

On June 21, 2021, the 2021 Plan was adopted by the Company’s board of directors and approved by the Company’s stockholders. As of the adoption date, the 2019 Plan was terminated. No terms were changed for grants previously awarded under the 2019 Plan, and the Company concluded a modification did not occur. Under the 2019 Plan, the Company primarily granted employees incentive stock options, which had a maximum term of ten years from the date of the grant. Generally, the incentive stock options granted under the 2019 Plan have a four-year, service-based vesting period. All of the options granted under the 2019 Plan had an exercise price equal to the fair value of a share of common stock on the date of the grant, according to Company policy.

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

The following summarizes the Company’s stock option activity for the years ended December 31, 2021 and 2022:

	Shares	Weighted	Weighted Average
	Issuable	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2020	742,047	0.16	9.1 years	$39,078
Granted	1,249,287	4.16
Exercised	(206,455)	0.13
Forfeited or cancelled	(14,140)	0.19
Outstanding at December 31, 2021	1,770,739	2.96	9.0 years	$1,124,215
Exercisable at December 31, 2021	41,084	0.17	7.9 years	$87,522

Outstanding at December 31, 2021	1,770,739	2.96	9.0 years	$1,124,215
Granted	237,364	2.33
Exercised	(108,176)	0.15
Forfeited or cancelled	(31,441)	0.41
Expired	(1,028)	0.21
Outstanding at December 31, 2022	1,867,458	3.11	8.5 years	$671,878
Exercisable at December 31, 2022	473,686	3.06	8.3 years	$198,258

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options as of the reporting date. The intrinsic value of stock options exercised during the years ended December 31, 2021 and 2022 was $447,115 and $231,301, respectively. The weighted-average fair value of options granted during the years ended December 31, 2021 and 2022 was $2.95 and $1.71 per share, respectively.

For stock option grants with service-based vesting, stock-based compensation expense represents the portion of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards on a straight-line basis, net of estimated forfeitures. For options that vest upon the achievement of performance milestones, the Company estimates fair value at the date of grant and compensation expense is recognized using the accelerated attribution method when it is determined that the performance criteria are probable of being met.

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

For the years ended December 31, 2021 and 2022, the fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2021	2022
Expected term (years)	6.24	5.73
Expected volatility	83.18%	88.05%
Risk-free interest rate	1.02%	3.29%
Dividend yield	—	—
Fair value underlying common stock	$2.95	$1.71

For the year ended December 31, 2021, for options with service-based vesting conditions, the Company recognized $25,239 of employee stock-based compensation expense in research and development expenses and $335,736 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements. For the year ended December 31, 2022, for options with service-based vesting conditions, the Company recognized $62,473 of employee stock-based compensation expense in research and development expenses and $1,057,718 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements.

As of December 31, 2022, the Company had an aggregate of $2.7 million of unrecognized employee stock-based compensation cost for options with service-based vesting, which is expected to be recognized over a weighted average vesting period of 2.51 years.

As of December 31, 2021 and 2022, there was no unrecognized employee stock-based compensation cost for options with performance-based vesting conditions, as no performance-based options were unvested. For the years ended December 31, 2021 and 2022, the Company did not recognize any employee stock-based compensation cost for options with performance-based vesting for which vesting had occurred.

11. Employee Benefit Plan

The Company offers a defined contribution savings plan (the “Benefit Plan”) under Section 401 of the Internal Revenue Code for all eligible employees. The Benefit Plan allows for discretionary contributions which are limited to the maximum allowable for federal tax purposes. The total expense related to the discretionary payments made by the Company to the Benefit Plan for the years ended December 31, 2021 and 2022 was $173,400 and $171,215, respectively.

12. Collaborative Arrangements

In March 2020, the Company entered into two collaborative arrangements relating to IND-enabling activities which continued in 2022. Pursuant to these agreements, the Company supplied materials for the studies and reimbursed the collaboration partner costs in connection with the projects. In turn, the partner will provide written reports and a body of scientific data for the results of the projects.

13. Income Taxes

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2021 and 2022.

The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (percent data):

Rate Reconciliation	2021		2022
Net Loss Before Taxes	$(12,862,468)		$(14,900,703)
Benefit at statutory rate	(2,701,118)	21.00%	(3,129,148)	21.00%
State tax benefit net of federal benefit	(590,728)	4.59%	(655,142)	4.40%
Permanent book/tax differences	(85,678)	0.67%	64,106	(0.43%)
Other adjustments	2,093	(0.02%)	8,545	(0.06%)
R&D credit carryforward	(85,000)	0.66%	(512,967)	3.44%
Change in valuation allowance	3,460,431	(26.90%)	4,224,606	(28.35%)
Income tax expense/(benefit)	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2022 are presented below:

	2021	2022
Deferred tax assets:
Federal net operating loss carryforward	$5,479,664	$6,569,874
State net operating loss carryforward	1,164,970	1,411,041
Capitalized section 174 R&D expenses	—	2,121,015
Accrued expenses	12,356	151,255
Capitalized legal fees for patents	—	177,405
Stock-based compensation	84,612	341,038
Charitable Contributions	—	65
Deferred rent	307	—
R&D credit	218,015	720,165
Unrealized gain/loss	16,708	59,314
Deferred revenue	397,464	—
ROA asset	—	530
Depreciable assets	35	47,037
Net deferred tax assets	7,374,131	11,598,739
Less: valuation allowance	(7,374,131)	(11,598,739)
Net deferred tax asset (after valuation allowance)	$—	$—

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2022, after consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $11.6 million is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. During the year ended December 31, 2022, the valuation allowance increased by $4.2 million.

As of December 31, 2021 and 2022, the Company had available federal NOL carryforwards of $26.1 million and $31.3 million, respectively. The Company also has available state NOLs carryforwards of approximately $26.8 million and $32.5 million, as of December 31, 2021 and 2022, respectively. The federal and state NOLs will carry forward indefinitely. The Federal NOLs are available to offset 80% of taxable income. In addition, the Company had federal research and development credits carryforwards of

$218,015 and $720,165, as of December 31, 2021 and 2022, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2038 through 2042 and are subject to review and possible adjustment.

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

Effective for tax years beginning after December 31, 2021, Section 174 requires that research and experimental expenses (“R&E”) be capitalized and amortized. The amortization period is five years for domestic expenses and 15 years for foreign expenses. Since the Company has a significant amount of expenses that fall under the definition of R&E expenses, the change can materially affect the Company's tax provision.

During the year ended December 31, 2022, the Company analyzed its expenses and determined that expenses of $9.2 million fell within the definition of Section 174. Accordingly, these expenditures were capitalized and amortized for tax purposes. As of December 31, 2022, the Company had $864,179 of amortization expense related to Section 174 capitalized R&E costs.

The Company’s tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2019. However, due to NOLs and credits carried forward from prior tax years, substantially all tax years may also be subject to examination. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon review by the taxing authorities based on the technical merits. The Company recognizes interest accrued and penalties for unrecognized tax benefits in its tax provision. As of December 31, 2021, and 2022, the Company had not recognized any expense related to uncertain tax position in its statement of operations.

14. Related Party Transactions

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

15. Commitments and Contingencies

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

The components of the lease expense for the year ended December 31, 2022 were as follows:

For the Year Ended December 31, 2022
Operating lease cost	$141,376

Supplemental cash flow information related to lease for the twelve months ended December 31, 2022 was as follows:

For the Years Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$153,215
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$128,247

As of December 31, 2022, the supplemental balance sheet information related to leases was as follows:

As of December 31, 2022
Operating lease right-of-use assets	$190,597
Other current liabilities	$178,411
Operating lease liabilities, net of current portion	14,275
Total operating lease liabilities	$192,686

As of December 31, 2022, the remaining lease payments were as follows:

2023	$171,322
2024	28,693
Total future minimum lease payments	$200,015

For the years ended December 31, 2021 and 2022, rent expense recognized by the Company was $208,300 and $187,600, respectively, of which $108,000 and $86,000, respectively, is included in research and development in the statements of operations included in the audited financial statements. Certain comparative figures have been reclassified to conform to the current year presentation under Topic 842 for rent expense.

Contractual Commitments

The Company entered into several agreements with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in clinical trials. At December 31, 2021, future payment obligations under such agreements were $2.5 million of which approximately $181,600 was paid in January 2022. Future payment obligations of $406,000 under such agreements will be paid by the year ending December 31, 2023. On December 30, 2022, the Company committed to purchase upstream processing and fluid management equipment for $1.6 million.

Legal Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, including suits, assessments, regulatory actions and investigations generally arising out of the normal course of business. In addition, the Company enters into agreements that may include indemnification provisions, pursuant to which the Company agrees to indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. When the Company believes that the outcome of such a matter will result in a liability that is probable to be incurred and result in a potential loss, or range of loss, that can be reasonably estimated, the Company will accrue a liability and make the appropriate disclosure in the footnotes to the financial statements.

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”), which are currently pending before the Court. On March 10, 2023, the Company filed a motion to temporarily stay discovery pending the Company’s motion to compel, which the Court granted on March 13, 2023. Although adverse decisions (or settlements) may occur in the lawsuit described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time. As such, no accrual for these matters has been recorded within the financial statements.

Other

The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts the Company’s business, results of operations and financial condition, including but not limited to the supply chain, manufacturing, clinical trials, research and development costs and employee-related costs, depends on future developments that are highly uncertain, subject to change and are difficult to predict. Additionally, the ongoing geopolitical tensions related to Chinese aggression toward Taiwan, the conflict in Ukraine, and the related sanctions and other penalties imposed, in addition to other financial pressures from inflation and higher interest rates, are creating substantial uncertainty in the global economy. The Company encountered some delays in the commencement of clinical trials as a result of clinical sites experiencing COVID-related delays due to staffing shortages and supply chain issues. In addition, the Company encountered some delays in the completion of studies required by the U.S. Federal Drug Administration to support Investigational New Drug Applications (“IND”) due to government-mandated measures taken as a result of COVID outbreaks. The Company expects to be impacted by inflation, especially for materials required for the buildout of the Company’s new headquarters and employee-related costs. These headwinds may have an adverse impact on the Company’s ability to conduct clinical trials as well as IND-enabling activities, causing delays in our clinical development timeline. The Company uses a number of strategies to effectively navigate these issues, but the extent and duration of such events and conditions, and resulting disruptions to the Company's operations, are highly unpredictable.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of December 31, 2022, the Company held $20.0 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

16. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information.

None.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022, and is incorporated herein by reference.

Item 11 Executive Compensation.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022, and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022 and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services.

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The information concerning HCW Biologics’ audited financial statements and the Report of Independent Registered Public Accounting Firm required by this Item 15(a)(1) is incorporated by reference herein to the section of this Annual Report, Item 8, titled, “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the audited financial statements or the notes to those audited financial statements.

(a)(3) Exhibits

We have filed, or incorporated into this Annual Report by reference, the exhibits listed on the accompanying Exhibit Index immediately preceding the signature page of this Annual Report.

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
10.1	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.3+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.4+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.5+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.6+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021
10.7+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.8+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.9+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.10†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.11†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.12†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.13	Capital on DemandTM Sales Agreement, dated August 19, 2022, by and between HCW Biologics Inc. and Jones Trading Institutional Services LLC	S-3	333-266991	1.2	08/19/2022
10.14	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.15	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Furnished and not filed.

+ Indicates a management contract or compensatory plan or arrangement.

† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

# Certain information in this document has been excluded pursuant to Item 601(b)(10) of Regulation S-K. Such excluded information is not material and is the type of information the Registrant treats as private and confidential. The Registrant agrees to furnish supplementally such information to the SEC upon request.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCW Biologics Inc.

Date: March 28, 2023	By:	/s/ Hing C. Wong, Ph.D.
Hing C. Wong, Ph.D.
Founder and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Hing C. Wong and Rebecca Byam, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hing C. Wong, Ph.D.	Founder, Chief Executive Officer	March 28, 2023
Hing C. Wong, Ph.D.	(Principal Executive Officer)

/s/ Rebecca Byam	Chief Financial Officer	March 28, 2023
Rebecca Byam	(Principal Financial and Accounting Officer)

/s/ Scott T. Garrett	Chairperson of the Board of Directors	March 28, 2023
Scott T. Garrett

/s/ Lisa M. Giles	Director	March 28, 2023
Lisa M. Giles

/s/ Rick S. Greene	Director	March 28, 2023
Rick S. Greene

/s/ Gary M. Winer	Director	March 28, 2023
Gary M. Winer