Form 10-Q
period 2023-03-31
HCW Biologics Inc.
filed 2023-05-09
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 35,888,135 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2022	2023
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$22,326,356	$18,389,659
Short-term investments	9,735,930	9,848,430
Accounts receivable, net	417,695	252,728
Prepaid expenses	1,394,923	1,132,694
Other current assets	196,015	316,963
Total current assets	34,070,919	29,940,474
Investments	1,599,751	1,599,751
Property, plant and equipment, net	10,804,610	11,741,176
Other assets	333,875	253,144
Total assets	$46,809,155	$43,534,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,226,156	$1,164,562
Accrued liabilities and other current liabilities	1,730,325	3,357,346
Total current liabilities	2,956,481	4,521,908
Debt, net	6,409,893	6,386,234
Other liabilities	14,275	7,476
Total liabilities	9,380,649	10,915,618
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,876,440 shares issued at December 31, 2022; 250,000,000 shares authorized and 35,886,635 shares issued at March 31, 2023	3,588	3,589
Additional paid-in capital	82,962,964	83,224,070
Accumulated deficit	(45,538,046)	(50,608,732)
Total stockholders’ equity	37,428,506	32,618,927
Total liabilities and stockholders’ equity	$46,809,155	$43,534,545

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Revenues:
Revenues	$3,117,545	$41,883
Cost of revenues	(1,328,076)	(29,350)
Net revenues	1,789,469	12,533

Operating expenses:
Research and development	1,789,678	2,255,813
General and administrative	1,880,601	3,117,290
Total operating expenses	3,670,279	5,373,103
Loss from operations	(1,880,810)	(5,360,570)
Interest expense	—	(93,438)
Other (expense) income, net	(176,397)	383,322
Net loss	$(2,057,207)	$(5,070,686)
Net loss per share, basic and diluted	$(0.06)	$(0.14)
Weighted average shares outstanding, basic and diluted	35,778,032	35,883,779

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2023

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	35,768,264	$3,577	$81,827,006	$(30,637,343)	$51,193,240
Issuance of Common Stock upon exercise of stock options	11,225	1	2,272	—	2,273
Stock-based compensation	—	—	260,348	—	260,348
Net loss	—	—	—	(2,057,207)	(2,057,207)
Balance, March 31, 2022	35,779,489	$3,578	$82,089,626	$(32,694,550)	$49,398,654

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	10,195	1	1,900	—	1,901
Stock-based compensation	—	—	259,206	—	259,206
Net loss	—	—	—	(5,070,686)	(5,070,686)
Balance, March 31, 2023	35,886,635	$3,589	$83,224,070	$(50,608,732)	$32,618,927

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(2,057,207)	$(5,070,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,785	298,847
Stock-based compensation	260,348	259,206
Unrealized loss on investments, net	185,122	(112,500)
Reduction in the carrying amount of right-of-use asset	209	209
Changes in operating assets and liabilities:	—
Accounts receivable	(420,007)	164,967
Prepaid expenses and other assets	1,380,215	182,294
Accounts payable and other liabilities	(1,071,084)	718,675
Operating lease liability	(12,543)	(79,225)
Net cash used in operating activities	(1,592,162)	(3,638,213)
Cash flows from investing activities:
Purchases of property and equipment	(23,554)	(300,385)
Proceeds for sale or maturities of short-term investments	7,999,840	—
Net cash provided by (used in) investing activities	7,976,286	(300,385)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,273	1,901
Net cash provided by financing activities	2,273	1,901
Net changes in cash and cash equivalents	6,386,397	(3,936,697)
Cash and cash equivalents at the beginning of the period	11,730,677	22,326,356
Cash and cash equivalents at the end of the period	$18,117,074	$18,389,659
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$93,438
Noncash operating, investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$306,509	$—
Purchases of property and equipment included in accounts payable and other liabilities	$—	$849,755

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen healthspan by disrupting the link between chronic, low-grade inflammation and age-related diseases. The Company believes age-related low-grade chronic inflammation, or “inflammaging,” is a significant contributing factor to several chronic diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

Liquidity

As of March 31, 2023, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital. The Company's total revenues to date have been generated solely from the Wugen License and manufacturing and supply arrangement with Wugen. In the three months ended March 31, 2023, the Company recognized revenues of $41,883 from manufacturing and supply of materials for Wugen.

As of March 31, 2023, the Company had cash and cash equivalents of $18.4 million, and short-term investments of $9.8 million held in U.S. government-backed securities. Since inception to March 31, 2023, the Company incurred cumulative net losses of $47.5 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise capital from non-dilutive funding sources such as bank financing, out-licensing rights to technology or markets, third-party collaboration funding, cooperative agreements for clinical trials, or other business development transactions, which may include additional debt or equity financing. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of March 31, 2023 and for the three months ended March 31, 2022 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 which appear in the Company’s Annual Report on Form 10-K (No. 001-40591) filed for the year ended December 31, 2022 with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 and in other filings with the SEC.

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

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company's revenues have been generated solely from transactions with Wugen. The Wugen License includes licenses of intellectual property, cost reimbursements, upfront signing fees, milestone payments and royalties on future licensee’s product sales. In addition, the Company and Wugen have an agreement for supply of materials, from which the Company also recognizes revenues.

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) for the supply of materials for clinical development of licensed products. On March 14, 2022, the Company entered into statements-of-work (“SOWs”) contemplated under the MSA for all current and historical purchases of clinical and research grade materials. The Company determined that upon entering into the SOWs all requirements were met to qualify as a contract under Topic 606. The manufacturing of the clinical and research materials supplied by the Company each represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period.

For the three months ended March 31, 2023, the Company recognized $41,883 in revenue related to sale of development supply materials.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of December 31, 2022 and March 31, 2023, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed balance sheets.

The Company invests net proceeds of its IPO in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of March 31, 2023, the Company held $9.8 million in U.S. Treasury bills included in Short-term investments in the accompanying condensed balance sheet.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities and other current liabilities, and Other liabilities on its balance sheets. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.

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

2. Accrued Liabilities and Other Current Liabilities

As of December 31, 2022, the Company had a balance of $1.7 million included in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting of $416,000 for legal expenses, $277,500 for clinical expenses, $524,000 for bonus expenses, $134,000 for salary and benefits, and $178,000 for a lease liability.

As of March 31, 2023, the Company had a balance of $3.4 million in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting of $1.3 million for legal fees, $850,000 for construction in progress, $459,000 for clinical expenses, $365,000 for bonus payable, $146,000 for short-term lease liability, and $53,000 for salary and benefits.

3. Debt, Net

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank (“Cogent”), pursuant to which it received $6.5 million in gross proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building.

As of March 31, 2023, the Company had $6.5 million in gross principal outstanding in a loan under the 2022 Loan Agreement. The interest-only period is one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with all covenants as of March 31, 2023. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of March 31, 2023, the current portion of $67,979 is included in Accrued liabilities and other current liabilities, and the noncurrent portion of $6.4 million is included in Debt, net in the accompanying condensed balance sheet.

4. Preferred Stock

At December 31, 2022 and March 31, 2023, the Company has 10,000,000 shares of preferred stock authorized and no shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2023
Numerator:
Net loss	$(2,057,207)	$(5,070,686)
Denominator:
Weighted-average common shares outstanding	35,778,032	35,883,779
Net loss per share, basic and diluted	$(0.06)	$(0.14)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At March 31,
	2022	2023
Common stock options	1,745,630	1,856,463
Potentially diluted securities	1,745,630	1,856,463

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2022 and March 31, 2023:

	At December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,458,020	$—	$—	$19,458,020
Treasury notes	9,735,930	—	—	9,735,930
Total	$29,193,950	$—	$—	$29,193,950

	At March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,949,263	$—	$—	$16,949,263
Treasury notes	9,848,430	—	—	9,848,430
Total	$26,797,693	$—	$—	$26,797,693

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2022 and March 31, 2023. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

8. Commitments and Contingencies

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

The components of the lease expense for the three months ended March 31, 2023 were as follows:

For the Three Months Ended March 31, 2023
Operating lease cost	$42,413

Supplemental cash flow information related to lease was as follows:

For the Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$42,254
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$39,717

As of March 31, 2023, the supplemental balance sheet information related to leases in the accompanying condensed balance sheet included a Right-of-Use Asset of $150,880 in Other assets; the current portion of a lease liability of $145,702 in Accrued liabilities and other current liabilities; and the noncurrent lease liability of $7,476 in Other liabilities, as follows:

As of March 31, 2023
Operating lease right-of-use assets	$150,880
Operating lease liabilities, current	$145,702
Operating lease liabilities, net of current portion	7,476
Total operating lease liabilities	$153,178

For the three months ended March 31, 2022 and 2023, rent expense recognized by the Company was $38,883 and $43,950, respectively, of which $19,207 and $22,212, respectively, are included in research and development in the accompanying condensed statements of operations.

Contractual Commitments

The Company entered into an agreement with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in clinical trials. At December 31, 2022 and March 31, 2023 , future payment obligations under such agreements were $406,000 and $1.5 million, respectively. In addition, as of December 31, 2022, the Company committed to purchase upstream processing and fluid management equipment for $1.6 million, and it advanced $495,000 for this purchase as of March 31, 2023.

Legal

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

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (“Altor/NantCell”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company will now proceed in arbitration before JAMS.

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

The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of March 31, 2023, the Company held $16.9 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such , the Fund is considered one of the most conservative investment options available to safeguard cash and cash equivalents.

Lost-Lasting Effects of COVID-19

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

9. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, there were no material subsequent events identified that required recognition or disclosure other than as disclosed below or in the footnotes herein.

On April 21, 2023, the Company entered into a secured Development Line of Credit Agreement (the “Agreement”) with Prime Capital Ventures, LLC, as lender (the “Lender”), pursuant to which the Lender shall advance loans to the Company in an aggregate principal amount not to exceed $26.3 million and a scheduled maturity date of April 20, 2028 (the “Maturity Date”). The note issued pursuant to the Agreement bears interest at a fixed rate of 7 percent per annum, due monthly in arrears on the first day of each month, and the outstanding principal on the note shall be due and payable in full on the Maturity Date.

On April 27, 2023 in legal proceedings brought against the Company by Altor/NantCell, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company will now proceed in arbitration before JAMS. Although adverse decisions (or settlements) may occur in the lawsuit described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time. As such, no accrual for these matters has been recorded within the financial statements. See Note 8 to the accompanying notes to these unaudited condensed interim financial statements for more information about the legal proceedings with Altor/NantCell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB”, “we,” “us” and “our” refer to HCW Biologics Inc.

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

Overview

HCW Biologics Inc. is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen healthspan by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases.

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

HCW9218. Subcutaneous administration of our clinical-stage, lead drug candidate, HCW9218, activates NK cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes TGF-β. This bifunctionality gives HCW9218 the ability to reduce senescent cells as well as function as a senomorphic that eliminates senescence-associated pro-inflammatory factors. As a result, we believe HCW9218 has the ability to lower chronic inflammation and restore tissue homeostasis. This lead product candidate is currently being evaluated in two Phase 1/1b clinical trials for chemo-refractory/chemo-resistant solid tumor cancers.

HCW9302. Subcutaneous administration of our preclinical-stage, lead drug candidate, HCW9302, is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. This molecule is a single-chain, IL-2-based fusion protein. Preclinical studies in mouse models have demonstrated the ability of HCW9302 to expand and activate Treg cells and reduce inflammation-related diseases, supporting the potential of HCW9302 to treat a wide variety of autoimmune and pro-inflammatory diseases, such as atherosclerosis. We are in the process of completing IND-enabling studies and intend to prepare and submit an Investigational New Drug (“IND”) application to the FDA in 2023.

Recent Developments

•
On April 27, 2023, in the legal proceedings brought by Altor BioScience, LLC and NantCell, Inc., or Altor/NantCell, the Court approved the parties’ stipulation to move to arbitration and ordered the parties to proceed in arbitration before JAMS.
•
On April 21, 2023, the Company entered into a $26.25 million development line of credit to refinance an existing $6.5 million mortgage and provide financing for the buildout of the Company's new headquarters and manufacturing facility.
•
On March 26, 2023, the Company published a pivotal scientific paper in Aging Cell entitled, “Immunotherapeutic Approach to Reduce Senescent Cells and Alleviate Senescence-Associated Secretary Phenotype in Mice,” with Dr. Hing C. Wong, the Company’s Founder and CEO, as lead and corresponding author.

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

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of March 31, 2023, the Company held $17.0 million in a federal money market fund (the “Fund”) with an investment objective is to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

Long-Lasting Effects of COVID-19

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

Components of our Results of Operation

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. The principal source of our revenues to date have been generated from our Wugen License and Master Services Agreement (the “MSA”) with Wugen. See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report for these definitions and more information.

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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors -- Risks Related to the Development and Clinical Testing of Our Product Candidates,” in our Annual Report for the year ended December 31, 2022 filed with the SEC on March 28, 2023 for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

During the period ended December 31, 2022, Altor/NantCell, a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company will now proceed in arbitration before JAMS. In connection with claims brought against Dr. Wong, Altor/NantCell has advancement obligations to him for claims brought against him. Thus, legal expenses incurred by him in connection with his arbitration will be advanced by Altor/NantCell; however, under certain circumstances, the Company may be required to advance his legal fees. The Company incurred legal expenses on its own behalf in the period ended March 31, 2023, and we expect to continue to incur material costs and expenses in connection with defending the Company in the foregoing legal matters for the remainder of the year.

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

On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building purchased by the Company on the same date. The lease provides the former owner (tenant) with the right to occupy offices that comprise approximately 15,000 square feet of the building for a period of one year, ending August 14, 2023. The lease may be terminated at any time by the tenant with 60 days’ written notice. During the three months ended March 31, 2023, the Company reported $59,453 in rental income, which is included within Interest and other income (loss), net in the unaudited statement of operations for the three months ended March 31, 2023, included elsewhere in this Quarterly Report.

Results of Operations

	Three Months Ended March 31,
	2022	2023
Revenues:
Revenues	$3,117,545	$41,883
Cost of revenues	(1,328,076)	(29,350)
Net revenues	1,789,469	12,533

Operating expenses:
Research and development	1,789,678	2,255,813
General and administrative	1,880,601	3,117,290
Total operating expenses	3,670,279	5,373,103
Loss from operations	(1,880,810)	(5,360,570)
Interest expense	—	(93,438)
Other (expense) income, net	(176,397)	383,322
Net loss	$(2,057,207)	$(5,070,686)

Comparison of the Three Months ended March 31, 2022 and March 31, 2023

Revenues

The Company recognized $3.1 million and $41,883 of revenues in the unaudited statements of operations that appear elsewhere is this Quarterly Report for the three months ended March 31, 2022 and 2023, respectively. The difference in revenues for the comparative periods is primarily attributable to the recognition of deferred revenues as revenue in the three months ended March 31, 2022, upon meeting requirements for revenue recognition when the Company entered into SOWs with Wugen for current and historical purchases on March 14, 2022. For those transactions for which revenue was not recognized because one or more of the criteria for revenue recognition had not been met, the Company records deferred revenue. There were no deferred revenues as of March 31, 2022 and as of March 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and March 31, 2023:

	Three Months Ended March 31,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$772,949	$744,465	$(28,484)	(4)%
Manufacturing and materials	219,038	284,905	65,867	30%
Preclinical expenses	513,117	737,686	224,569	44%
Clinical trials	109,367	246,358	136,991	125%
Other expenses	175,207	242,399	67,192	38%
Total research and development expenses	$1,789,678	$2,255,813	$466,135	26%

Research and development expenses increased by $466,135, or 26%, from $1.8 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023. The increase was primarily due to an increase in preclinical expenses and clinical expenses.

Salaries, benefits, and related expenses decreased by $28,484, or 4%, from $772,949 for the three months ended March 31, 2022 to $744,465 for the three months ended March 31, 2023. This decrease was primarily attributable to a $59,000 increase in the amount of reimbursement for certain expenses incurred under the terms of the Wugen License as well as a $11,381 decrease in performance-based bonuses. These decreases were partially offset by an increase of $43,410 in salaries and wages, benefits, and stock-based compensation expenses.

Manufacturing and materials expense increased by $65,867, or 30%, from $219,038 for the three months ended March 31, 2022 to $284,905 for the three months ended March 31, 2023. In the three months ended March 31, 2022, costs were primarily from HCW9302 technology transfer and development process closeout through finalization of reports and the project initiation of a 1000L run for HCW9218. In the three months ended March 31, 2023, costs were primarily costs associated with a 200L cGMP run of HCW9302. Looking ahead for the remainder of 2023, costs will primarily be associated with restoring supply of HCW9101, which is the internally-developed affinity ligand used in our proprietary manufacturing processes in the production of all of our molecules.

Expenses associated with preclinical activities increased by $224,569, or 44%, from $513,117 for the three months ended March 31, 2022 to $737,686 for the three months ended March 31, 2023. Expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune indication. We expect to complete the toxicology study in the first half of 2023.

Expenses associated with clinical activities increased by $136,991, or 125%, from $109,367 for the three months ended March 31, 2022 to $246,358 for the three months ended March 31, 2023 related to the two ongoing clinical trials to evaluate HCW9218 in chemo-resistant/chemo-refractory solid tumors. The Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota is designed as a dose escalation study of HCW9218 to identify the maximum tolerated dose for future evaluation. The primary objectives are to determine safety, maximum tolerated dose, and the recommended Phase 2 dose. The Company expects this phase of the study to be complete in the first half of 2023. The Company-sponsored, multi-center Phase 1b/2 clinical trial to evaluate HCW9218 in advanced pancreatic cancer was initiated in October 2022. There are currently four clinical sites participating in this trial, including the NCI Center for Cancer Research, Medical University of South Carolina (an NCI-designated Comprehensive Cancer Center), Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), and HonorHealth Research Institute. A preliminary human data readout is expected in the first half of 2023. We expect to complete the Phase 1b portion of this study in 2023.

Other expenses, which include overhead allocations, increased by $67,191, or 38%, from $175,207 for the three months ended March 31, 2022 to $242,399 for the three months ended March 31, 2023. The increase in other expenses is due primarily to an increase of $55,773 in the allocation for depreciation. Depreciation increased in the third quarter of 2022, when the Company purchased a property to buildout for a new headquarters and manufacturing facility.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and March 31, 2023:

	Three Months Ended March 31,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$714,286	$819,778	$105,492	15%
Professional services	459,164	1,707,588	1,248,424	272%
Facilities and office expenses	100,679	122,221	21,542	21%
Depreciation	35,605	69,213	33,608	94%
Rent and occupancy expense	29,979	42,159	12,180	41%
Other expenses	540,888	356,331	(184,557)	(34)%
Total general and administrative expenses	$1,880,601	$3,117,290	$1,236,689	66%

General and administrative expenses increased $1.2 million, or 66%, from $1.9 million for the three months ended March 31, 2022 to $3.1 million for the three months ended March 31, 2023. The increase was primarily due to an increase in professional fees, which includes legal fees associated with the proceedings brought against the Company by Altor/NantCell. Other increases included a $105,492 increase in salaries, benefits and related expenses due to an annual adjustments made in April 2022 and new hires.

Depreciation increased by $33,608, or 94%, from $35,605 for the three months ended March 31, 2022 to $69,213 for the three months ended March 31, 2023. In the third quarter of 2022, the Company purchased a property to buildout for its new headquarters and manufacturing facility. As a result depreciation expense allocated to general and administrative expenses for the three months ended March 31, 2023 reflects depreciation of that acquisition.

Professional services increased $1.2 million, or 272%, from $459,164 for the three months ended March 31, 2022 to $1.7 million for the three months ended March 31, 2023. Professional services include corporate legal services, expenses related to legal actions brought by Altor/NantCell, and other professional services, such as auditing and tax advisory fees. For the three months ended March 31, 2023, the Company incurred $1.1 million for legal fees in connection with the Altor/NantCell matter, $359,754 for legal fees in connection to patents, and $233,007 in fees associated with other professional services such as audit fees and tax advisory services.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, our principal source of liquidity was $18.4 million in cash and cash equivalents, including money market investments, and $9.8 million held in U.S. government-backed securities presented in Short-term investments. These funds were provided primarily from the $49.2 million of net proceeds from our IPO and to a lesser extent the Wugen License. On April 21, 2023, the Company entered into a $26.3 million development line of credit agreement. We expect our principal sources of liquidity will continue to be our cash and cash equivalents, the development line of credit, out-licensing agreements, and any additional capital we may obtain through debt or equity offerings.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan obtained from the Cogent Bank (“Cogent Loan”) and is secured by the building. As of March 31, 2023, the Company owed $6.5 million on the Cogent Loan and was in compliance with all covenants under the Cogent Loan agreement and related documents. The Company obtained a $26.25 million development line of credit on April 21, 2023. We intend to repay the Cogent Loan with part of the proceeds from the development line of credit at the time we draw our first advance under the new loan agreement. We will not incur any prepayment penalties.

We believe that our cash and cash equivalents and short-term investments as of March 31, 2023 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based our projections of operation expenses requirements on assumptions, including our existing commitments and contingencies, that may prove to be incorrect, and we may use all of our available capital sooner than we expect. Because of the numerous risks and uncertainties associated with the clinical development and commercialization of immunotherapeutics, we are unable to estimate the exact amount of capital requirements to pursue these activities. Our funding requirements will depend on many factors, including, but not limited to:

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
•
whether we enter into any cooperative, collaboration or co-development agreements and the terms of such agreements;
•
whether we raise additional funding through bank loan facilities, other debt arrangements, out-licensing or joint ventures, cooperative agreements or strategic collaborations;
•
effect of competing technology and market developments;
•
cost of maintaining, expanding, and enforcing our intellectual property rights;
•
impact of arbitration, litigation, regulatory inquiries, or investigations, as well as costs to indemnify our officers and directors against third-party claims related to our patents and other intellectual property:
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

Comparison of the Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2023

The following table summarizes our cash flows for the three months ended March 31, 2022 and March 31, 2023:

	Three Months Ended March 31,
	2022	2023
Cash used in operating activities	$(1,592,162)	$(3,638,213)
Cash provided by (used in) investing activities	7,976,286	(300,385)
Cash provided by financing activities	2,273	1,901
Net increase in cash and cash equivalents	$6,386,397	$(3,936,697)

Operating Activities

Net cash used in operating activities were $1.6 million for the three months ended March 31, 2022, compared with net cash used by operating activities of $3.6 million for the three months ended March 31, 2023. The difference was primarily due to an increase in net loss from $2.1 million for the three months ended March 31, 2022 to $5.1 million for the three months ended March 31, 2023.

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

Cash used in operating activities for the three months ended March 31, 2023 consisted primarily of net loss for the period of $5.1 million and $112,500 unrealized loss on investments, net. These amounts were offset by cash provided by operations arising from a $718,675 increase from accounts payable and other liabilities, $164,967 resulting from a decrease in accounts receivable, and $182,294 resulting from a decrease in prepaid expenses and other assets. Further offsets were provided by noncash adjustments arising from addbacks of $298,847 from depreciation and amortization and $259,206 from stock-based compensation.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 consisted of $8.0 million of cash provided when short-term investments reached maturity, offset by $23,554 of cash used to purchase equipment.

Cash used by investment activities for the three months ended March 31, 2023 consisted of $300,385 used for purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022 and 2023, cash provided by financing activities is due to issuance of common stock upon exercise of vested employee stock options.

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

Other than the above, there have been no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies, Significant Judgements and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 28, 2023.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed interim financial statements appearing elsewhere in this Quarterly Report for more information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we had cash and cash equivalents of $18.4 million and short-term investments in U.S. government-backed securities of $9.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in the U.S. District Court for the Southern District of Florida (the “Court”) alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the Court heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company will now proceed in arbitration before JAMS. Although adverse decisions (or settlements) may occur in the lawsuit described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time. As such, no accrual for these matters has been recorded within the financial statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 28, 2023. The risk factors included in the Form 10-K continue to apply to us and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

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

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number

10.1	Development Line of Credit Agreement, dated as of April 20, 2023 by and between Prime Capital Ventures, LLC and HCW Biologics Inc.	8-K	04/27/2023	001-40591
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2022 and March 31, 2023 (unaudited); (ii) the Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and March 31, 2023 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 (unaudited) and March 31, 2023 (unaudited); (v) the Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and March 31, 2023 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: May 9, 2023	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)