Form 10-Q/A
period 2023-03-31
HCW Biologics Inc.
filed 2023-08-10
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the HCW Biologics Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was originally filed with the Securities and Exchange Commission on May 9, 2023 (the “Original Filing”), is being filed to correct an inadvertent error in Exhibit 31.1 and Exhibit 31.2. No other change to the previously filed certifications is intended to be made by the filing of this Form 10-Q/A, and this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No. 1 to the Form 10-Q continues to speak as of the date of the Original Filing and does not reflect any events that occurred at any subsequent date.

i

ii

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

HCW Biologics Inc.

Date: August 10, 2023	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)