Form 10-Q
period 2023-06-30
HCW Biologics Inc.
filed 2023-08-11
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 35,926,721 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2022	2023
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$22,326,356	$7,449,010
Short-term investments	9,735,930	9,959,370
Accounts receivable, net	417,695	707,211
Prepaid expenses	1,394,923	1,356,520
Other current assets	196,015	327,055
Total current assets	34,070,919	19,799,166
Investments	1,599,751	1,599,751
Property, plant and equipment, net	10,804,610	12,623,308
Deposit for interest reserve	—	5,250,000
Other assets	333,875	211,019
Total assets	$46,809,155	$39,483,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,226,156	$2,116,216
Accrued liabilities and other current liabilities	1,730,325	2,421,682
Total current liabilities	2,956,481	4,537,898
Debt, net	6,409,893	6,359,704
Other liabilities	14,275	—
Total liabilities	9,380,649	10,897,602
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,876,440 shares issued at December 31, 2022; 250,000,000 shares authorized and 35,926,721 shares issued at June 30, 2023	3,588	3,593
Additional paid-in capital	82,962,964	83,495,201
Accumulated deficit	(45,538,046)	(54,913,152)
Total stockholders’ equity	37,428,506	28,585,642
Total liabilities and stockholders’ equity	$46,809,155	$39,483,244

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues:
Revenues	$454,000	$622,807	$3,571,545	$664,690
Cost of revenues	(287,200)	(502,402)	(1,615,276)	(531,752)
Net revenues	166,800	120,405	1,956,269	132,938

Operating expenses:
Research and development	1,969,882	1,616,666	3,759,558	3,872,479
General and administrative	1,707,995	3,014,260	3,588,597	6,131,550
Total operating expenses	3,677,877	4,630,926	7,348,155	10,004,029
Loss from operations	(3,511,077)	(4,510,521)	(5,391,886)	(9,871,091)
Interest expense	—	(95,514)	—	(188,951)
Other (expense) income, net	516	301,615	(175,882)	684,936
Net loss	$(3,510,561)	$(4,304,420)	$(5,567,768)	$(9,375,106)
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.16)	$(0.26)
Weighted average shares outstanding, basic and diluted	35,814,482	35,910,669	35,796,257	35,897,224

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2022 and June 30, 2023

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	35,768,264	$3,577	$81,827,006	$(30,637,343)	$51,193,240
Issuance of Common Stock upon exercise of stock options	11,225	1	2,272	—	2,273
Stock-based compensation	—	—	260,348	—	260,348
Net loss	—	—	—	(2,057,207)	(2,057,207)
Balance, March 31, 2022	35,779,489	$3,578	$82,089,626	$(32,694,550)	$49,398,654
Issuance of Common Stock upon exercise of stock options	44,434	4	5,996	—	6,000
Stock-based compensation	—	—	271,335	—	271,335
Net loss	—	—	—	(3,510,561)	(3,510,561)
Balance, June 30, 2022	35,823,923	$3,582	$82,366,957	$(36,205,111)	$46,165,428

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	10,195	1	1,900	—	1,901
Stock-based compensation	—	—	259,206	—	259,206
Net loss	—	—	—	(5,070,686)	(5,070,686)
Balance, March 31, 2023	35,886,635	$3,589	$83,224,070	$(50,608,732)	$32,618,927
Issuance of Common Stock upon exercise of stock options	40,086	4	7,708	—	7,712
Stock-based compensation	—	—	263,423	—	263,423
Net loss	—	—	—	(4,304,420)	(4,304,420)
Balance, June 30, 2023	35,926,721	$3,593	$83,495,201	$(54,913,152)	$28,585,642

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net loss	$(5,567,768)	$(9,375,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,363	583,180
Stock-based compensation	531,683	522,629
Unrealized loss (gain) on investments, net	209,337	(223,440)
Reduction in the carrying amount of right-of-use asset	836	(418)
Changes in operating assets and liabilities:
Accounts receivable	(213,934)	(289,516)
Deposit for interest reserve	—	(5,250,000)
Prepaid expenses and other assets	1,863,759	(49,819)
Accounts payable and other liabilities	(1,347,729)	1,212,921
Operating lease liability	(50,545)	(160,490)
Net cash used in operating activities	(4,281,998)	(13,030,059)
Cash flows from investing activities:
Purchases of property and equipment	(36,461)	(1,856,900)
Proceeds for sale or maturities of short-term investments	7,999,840	—
Net cash provided by (used in) investing activities	7,963,379	(1,856,900)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,273	9,613
Net cash provided by financing activities	8,273	9,613
Net changes in cash and cash equivalents	3,689,654	(14,877,346)
Cash and cash equivalents at the beginning of the period	11,730,677	22,326,356
Cash and cash equivalents at the end of the period	$15,420,331	$7,449,010
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$188,951
Noncash operating, investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$269,134	$—
Capital expenditures accrued, but not yet paid	$—	$357,466
Purchases of property and equipment included in accounts payable and other liabilities	$—	$18,382

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

Liquidity

As of June 30, 2023, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception, substantially all the Company’s activities have consisted of research, development, establishing large-scale cGMP production for clinical trials, and raising capital. The Company's total revenues to date have been generated solely from the Wugen License and manufacturing and supply arrangement with Wugen. In the three and six months ended June 30, 2023, the Company recognized revenues from manufacturing and supply of materials for Wugen of $622,807 and $664,690, respectively.

As of June 30, 2023, the Company had cash and cash equivalents of $7.4 million, a deposit for interest reserve of $5.3 million, and short-term investments of $10.0 million held in U.S. government-backed securities. Since inception to June 30, 2023, the Company incurred cumulative net losses of $52.2 million. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to focus its efforts to raise capital from non-dilutive funding sources. This includes out-licensing rights to technology or regional markets, third-party collaboration funding, cooperative agreements for clinical trials, or other business development transactions. In addition, when or if market conditions are more favorable, the Company may raise capital through additional debt or equity financings. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of some of its products.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2022 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 which appear in the Company’s Annual Report on Form 10-K (No. 001-40591) filed for the year ended December 31, 2022 with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 and in other filings with the SEC.

Deposit for Interest Reserve

The Company agreed to establish an interest reserve account for the purpose of paying interest on outstanding debt under the Development Line of Credit Agreement which is further described in Note 8. Commitments and Contingencies - Project Financing herein. As of June 30, 2023, there was a balance of $5.3 million included in Deposit for interest reserve in noncurrent assets on the accompanying condensed balance sheet.

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

The Company recognized revenue related to sale of development supply materials to its licensee, Wugen, of $454,000 and $3,571,545, respectively, for the three and six months ended June 30, 2022; and $622,807 and $664,690, respectively, for three and six months ended June 30, 2023.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized on the minority interest in Wugen as of June 30, 2023. As of December 31, 2022 and June 30, 2023, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed balance sheets.

The Company invests in bills and notes issued by the U.S. Treasury which are classified as trading securities. The Company reported a fair value of $9.7 million and $10.0 million for the fair value of investments in U.S. Treasury bills as of December 31, 2022 and June 30, 2023, respectively, included in Short-term investments in the accompanying condensed balance sheets.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities and other current liabilities, and Other liabilities on the accompanying condensed balance sheets. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately.

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

2. Accrued Liabilities and Other Current Liabilities

As of December 31, 2022, the Company had a balance of $1.7 million included in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting primarily of $416,000 for legal expenses, $277,500 for clinical expenses, $524,000 for bonus expenses, $134,000 for salary and benefits, and $178,000 for a lease liability.

As of June 30, 2023, the Company had a balance of $2.4 million in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting primarily of the following: $994,000 for legal expenses related to legal proceedings which are further described in Note 8. Commitments and Contingencies - Legal herein; $377,000 for clinical expenses; $365,000 performance-related bonus payable; $115,000 for salary and benefits; $79,000 for legal expenses related to the execution of the Company's patent prosecution strategy and other legal expenses incurred in the ordinary course of business; $112,000 for a lease liability; and $97,101 for the current portion of long-term debt.

3. Debt, Net

On August 15, 2022, the Company entered into a loan and security agreement (the "2022 Loan Agreement") with Cogent Bank ("Cogent"), pursuant to which it received $6.5 million in gross proceeds to purchase a building that will become the Company's new headquarters. The Cogent loan is secured by a first priority lien on the building.

As of June 30, 2023, the Company had $6.5 million in gross principal outstanding in a loan under the 2022 Loan Agreement. The interest-only period is one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Cogent Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Cogent Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with all covenants as of June 30, 2023. The Company has the option to prepay the outstanding balance of the loan prior to the Cogent Maturity Date without penalty.

As of December 31, 2022, the Cogent loan consisted of a long-term portion of $6.5 million which is included in Debt, net on the accompanying condensed balance sheet. As of June 30, 2023, it consisted of a current portion of $97,101 which is included in Accrued liabilities and other current liabilities and a noncurrent portion of $6.4 million which is included in Debt, net in the accompanying condensed balance sheet.

4. Preferred Stock

At December 31, 2022 and June 30, 2023, the Company has 10,000,000 shares of preferred stock authorized and no shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net loss	$(3,510,561)	$(4,304,420)	$(5,567,768)	$(9,375,106)
Denominator:
Weighted-average common shares outstanding	35,814,482	35,910,669	35,796,257	35,897,224
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.16)	$(0.26)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At June 30,
	2022	2023
Common stock options	1,924,317	1,873,806
Potentially diluted securities	1,924,317	1,873,806

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable, accrued liabilities and other current liabilities, approximate fair value due to their short-term maturities. The balance of funds included in Deposit for interest reserve is held in a non-interest bearing account and its carrying value approximates its fair value.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2022 and June 30, 2023:

	At December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,458,020	$—	$—	$19,458,020
Treasury notes	9,735,930	—	—	9,735,930
Total	$29,193,950	$—	$—	$29,193,950

	At June 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,422,104	$—	$—	$6,422,104
Treasury notes	9,959,370	—	—	9,959,370
Total	$16,381,474	$—	$—	$16,381,474

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2022 and June 30, 2023. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

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

The components of the lease expense for the three and six months ended June 30, 2023 were as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Operating lease cost	$42,413	$84,825

Supplemental cash flow information related to lease for the six months ended June 30, 2023 was as follows:

For the Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$84,040
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$80,036

As of June 30, 2023, the supplemental balance sheet information related to leases was as follows:

As of June 30, 2023
Operating lease right-of-use assets	$110,561
Operating lease liabilities, current	$112,232

As of June 30, 2023, the remaining lease payments were as follows:

2023	$85,661
2024	28,693
Total future minimum lease payments	$114,354

For the three months ended June 30, 2022 and 2023, rent expense recognized by the Company was $49,996 and $40,875, respectively, of which $25,149 and $22,212, respectively, is included in research and development in the accompanying condensed statements of operations.

For the six months ended June 30, 2022 and 2023, rent expense recognized by the Company was $77,139 and $84,825, respectively, of which $32,834 and $44,424, respectively, is included in research and development in the accompanying condensed statements of operations.

Contractual Commitments

The Company entered into an agreement with a third-party global contract development and manufacturer of biologics for the manufacture of the Company’s proprietary molecules for use in clinical trials. At December 31, 2022 and June 30, 2023, future payment obligations under such agreements were $406,000 and $2.2 million, respectively. In addition, as of December 31, 2022, the Company committed to purchase upstream processing and fluid management equipment for $1.6 million, and it advanced $495,000 for this purchase as of June 30, 2023.

Project Financing

On April 21, 2023, the Company entered into a secured Development Line of Credit Agreement (the "2023 Loan Agreement") with Prime Capital Ventures, LLC ("Prime"), pursuant to which Prime will advance loans to the Company in a principal amount not to exceed $26.3 million with a scheduled maturity of April 20, 2028 (the "Prime Maturity Date"). The Company has the option to prepay the balance of the loan prior to the Prime Maturity date without penalty. The note issued pursuant to the 2023 Loan Agreement bears interest at a fixed rate equal to 7.00% per annum, due monthly in arears on the first day of each month. The primary purpose of the loan is to provide the funding required to complete the buildout of the Company's new headquarters, including improved research laboratories and a vivarium to support the Company's pre-clinical research efforts, and a manufacturing facility to produce GMP material to support the Company's clinical development as well as produce material to support the clinical development of its licensee, Wugen.

Under the 2023 Loan Agreement, the Company was required to fund an interest reserve bank account controlled by Prime in the amount of $5.3 million to fund the interest payments due on outstanding principal amounts under the 2023 Loan Agreement. The balance of the reserve account is presented in Deposit for interest reserve in noncurrent assets on the accompanying condensed balance sheet. As of June 30, 2023, the Company had no outstanding borrowings under the 2023 Loan Agreement. The initial advance is contingent upon the Company's receipt of all necessary permits and approvals to begin construction. On August 10, 2023, the Company obtained construction permits required to begin the buildout of its new headquarters. This satisfies the final condition precedent to accessing the $26.3 million line of credit. The Company will incur $1.8 million in debt issuance costs in connection to the Prime loan, which will be earned and payable upon the first draw down.

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

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (“Altor/NantCell”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS.

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, Chinese aggression towards Taiwan, financial market volatility and currency movements. Further, there have been lingering, long-term effects of COVID-19 that continue to directly or indirectly impact the Company’s business, results of operations and financial condition, particularly related to staffing at clinical sites. The Company may be impacted by inflation when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company's clinical trials, IND-enabling activities, buildout of the new headquarters, as well as the Company's financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

9. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no material subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success of our clinical trials, plans and objectives of management for future operations, adequacy of our cash resources and working capital, future economic conditions or performance, lingering impact of COVID-19 pandemic on our research and development activities and business operations, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Recent Developments

•
In a Phase 1 clinical trial to evaluate HCW9218 in the treatment of chemo-refractory/chemo-resistant solid tumors, sponsored by the Masonic Cancer Center, University of Minnesota (the "UMN study"), the first patient was dosed in the expansion phase of the trial. There has been no dose-limiting toxicity to date. The Company expects this trial to be completed in the second half of 2023 and intends to disclose human clinical data from this trial and the mechanism of action underlying HCW9218 anti-cancer activities at a major industry conference prior to the end of the year.
•
In a Company-sponsored Phase 1b clinical trial to evaluate HCW9218 in the treatment of chemo-refractory/chemo-resistant pancreatic cancer, the trial has completed two dose escalations and has begun a third, with no dose-limiting toxicity to date. The Company expects this trial to be completed late in 2023 or early 2024, with a human clinical data readout in the first half of 2024.
•
On April 21, 2023, we entered into a secured Development Line of Credit Agreement with Prime Capital Ventures, LLC, as lender, pursuant to which the Company may borrow up to $26.3 million with a scheduled maturity date of April 20, 2028. In connection with this loan, the Company established a $5.3 million deposit for interest reserve. Among the other uses of proceeds, we plan to refinance our existing long-term debt with some of the proceeds from this loan. Some of the proceeds of the loan will be used to recoup $3.2 million in funds advanced from the Company's operating capital while awaiting permits. On August 10, 2023, we obtained construction permits required to begin the buildout of our new headquarters. This satisfies the final condition precedent to accessing the $26.3 million line of credit.
•
On June 13, 2023, HCW Biologics was granted U.S. Patent No. 11,672,826 by the United States Patent and Trademark Office which contains methods of use claims directed to administering the Company’s clinical-stage bifunctional immunotherapeutic, HCW9218, to treat cancer, including colorectal cancer, breast cancer, ovarian cancer, hepatocellular carcinoma, gastric cancer, urothelial carcinoma, and melanoma.

Trends and Uncertainties

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, Chinese aggression towards Taiwan, financial market volatility and currency movements. The Company may be impacted by inflation, especially when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Further, there continue to be some lingering, long-term effects of COVID-19 that directly or indirectly impacts the Company’s business, results of operations and financial condition, particularly related to staffing at clinical sites. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas, such as the Company's ongoing legal proceedings, present material uncertainty and risk with respect to the Company's clinical trials, IND-enabling activities, buildout of the new headquarters, as well as the Company's financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

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

During the period ended December 31, 2022, Altor/NantCell, a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS. In connection with claims brought against Dr. Wong, Altor/NantCell has advancement obligations to him for claims brought against him. Thus, legal expenses incurred by him in connection with his arbitration will be advanced by Altor/NantCell; however, under certain circumstances, the Company may be required to advance his legal fees. The Company incurred legal expenses on its own behalf in the period ended June 30, 2023, and we expect to continue to incur material costs and expenses in connection with defending the Company in the foregoing legal matters for the remainder of the year.

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

Interest Expense and Other (Expense) Income, Net

Interest expense reflects the interest paid for loans. Other (expense) income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, income related to non-operating activities, and miscellaneous non-operating expenses.

Income related to non-operating activities includes rent earned under a short-term, market rate lease, which the Company entered into with the former owner of the building purchased by the Company on August 15, 2022. The lease provides the former owner with the right to occupy offices that comprise approximately 15,000 square feet of the building for a period of one year, ending August 14, 2023. During the three and six months ended June 30, 2023, the Company reported rental income of $59,453 and $118,907, respectively, which is included within Other (expense) income, net in the interim statement of operations for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues:
Revenues	$454,000	$622,807	$3,571,545	$664,690
Cost of revenues	(287,200)	(502,402)	(1,615,276)	(531,752)
Net revenues	166,800	120,405	1,956,269	132,938

Operating expenses:
Research and development	1,969,882	1,616,666	3,759,558	3,872,479
General and administrative	1,707,995	3,014,260	3,588,597	6,131,550
Total operating expenses	3,677,877	4,630,926	7,348,155	10,004,029
Loss from operations	(3,511,077)	(4,510,521)	(5,391,886)	(9,871,091)
Interest expense	—	(95,514)	—	(188,951)
Other (expense) income, net	516	301,615	(175,882)	684,936
Net loss	$(3,510,561)	$(4,304,420)	$(5,567,768)	$(9,375,106)

Comparison of the Three Months ended June 30, 2022 and June 30, 2023

Revenues

The Company recognized $454,000 and $662,807 of revenues for the three months ended June 30, 2022 and 2023, respectively. All revenues were generated under the development supply agreement with our licensee, Wugen. Revenue was recognized for all transactions made under the MSA for which the Company entered a SOW, since a contract existed for these transactions and all of the other conditions for revenue recognition were met under Topic 606. For those transactions for which revenue was not recognized because one or more of the criteria for revenue recognition had not been met, the Company records deferred revenue. There were $314,625 of short-term deferred revenues as of June 30, 2022 and no deferred revenues as of June 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and June 30, 2023:

	Three Months Ended June 30,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$802,033	$758,193	$(43,840)	(5)%
Manufacturing and materials	304,329	100,387	(203,942)	(67)%
Preclinical expenses	599,520	323,695	(275,825)	(46)%
Clinical trials	83,939	197,936	113,997	136%
Other expenses	180,061	236,455	56,394	31%
Total research and development expenses	$1,969,882	$1,616,666	$(353,216)	(18)%

Research and development expenses decreased by $353,216, or 18%, from $2.0 million for the three months ended June 30, 2022 to $1.6 million for the three months ended June 30, 2023. This decrease was primarily due to a decline in expenses for manufacturing and preclinical activities, offset by an increase in expenses for clinical trials.

Salaries, benefits, and related expenses decreased by $43,840, or 5%, from $802,033 for the three months ended June 30, 2022 to $758,193 for the three months ended June 30, 2023. This decrease was primarily attributable to a decrease of $53,109 in salaries, including the impact of the reimbursement for certain expenses provided for under the Wugen license, partially offset by a $8,913 increase in expenses related to employee benefits.

Manufacturing and materials expense decreased by $203,942, or 67%, from $304,329 for the three months ended June 30, 2022 to $100,387 for the three months ended June 30, 2023. In the three months ended June 30, 2022, costs were primarily attributable to a 1000L GMP manufacturing run for HCW9218. By June 30, 2023, the Company anticipated that adequate supply of clinical development material for the Company's two lead molecules, HCW9218 and HCW9302, had been put in place for clinical development activities planned for the next 24 months. In the three months ended June 30, 2023, costs were primarily for ancillary activities such as shipping, insurance and storage.

Expenses associated with preclinical activities decreased by $275,825, or 46%, from $599,520 for the three months ended June 30, 2021 to $323,695 for the three months ended June 30, 2022. In the three months ended June 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata. In the three months ended June 30, 2023, costs were incurred primarily for additional studies required for submission of an IND to request permission to conduct a clinical study to evaluate HCW9302 in an autoimmune indication.

Expenses associated with clinical activities increased by $113,997, or 136%, from $83,939 for the three months ended June 30, 2022 to $197,936 for the three months ended June 30, 2023. In the three months ended June 30, 2022, the Company incurred clinical trial expenses as a result of the UMN study. This study is designed as a dose escalation study of HCW9218 to identify the maximum tolerated dose for future evaluation. The primary objectives are to determine safety, maximum tolerated dose, and the recommended Phase 2 dose.

In the three months ended June 30, 2023, there were two ongoing clinical studies. In the UMN study, the first patient was dosed in the expansion phase of the trial. The Company expects the UMN study to be complete in the second half of 2023. Once completed, it is our intention to disclose human clinical data from this trial at a major industry conference by the end of the year, which we expect will include results from additional studies based on biopsies and other studies and data on the mechanism of action of HCW9218 in anti-cancer activities. During this period, clinical trial expenses also include expenses incurred in connection with a Company-sponsored, multi-center Phase 1b/2 clinical trial to evaluate HCW9218 in advanced pancreatic cancer. There are currently five clinical sites participating in this trial, including the National Cancer Institute's Center for Cancer Research, Medical University of South Carolina (an NCI-designated Comprehensive Cancer Center), Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), Cleveland Clinic in Cleveland, Ohio (an NCI-designated Comprehensive Cancer Center), and HonorHealth Research Institute. We expect to complete Phase 1b portion of the pancreatic cancer study in late 2023 or early 2024, followed by a human data readout of clinical data in the first half of 2024. There has been no dose-limiting toxicity in either study to date.

Other expenses, which include overhead allocations, increased by $56,394, or 31%, from $180,061 for the three months ended June 30, 2022 to $236,455 for the three months ended June 30, 2023. The increase in other expenses is due primarily to an increase of $43,633 in the allocation for depreciation arising from the acquisition of a property in the third quarter of 2022, an increase of $11,919 in the allocation of rent and occupancy expense, and an increase of $12,324 for office-related equipment and repairs, offset by a decrease of $13,549 in travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and June 30, 2023:

	Three Months Ended June 30,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$743,842	$812,889	$69,047	9%
Professional services	287,199	1,628,214	1,341,015	467%
Facilities and office expenses	113,254	141,459	28,205	25%
Depreciation	16,940	64,797	47,857	283%
Rent and occupancy expense	35,298	39,764	4,466	13%
Other expenses	511,462	327,137	(184,325)	(36)%
Total general and administrative expenses	$1,707,995	$3,014,260	$1,306,265	76%

General and administrative expenses increased by $1.3 million, or 76%, from $1.7 million for the three months ended June 30, 2022 to $3.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase in professional fees, which includes legal fees associated with the proceedings brought against the Company by Altor/NantCell, partially offset by a decrease in other expenses, mainly insurance premiums.

Professional services increased by $1.3 million, or 467%, from $287,199 for the three months ended June 30, 2022 to $1.6 million for the three months ended June 30, 2023. Professional services include corporate legal services, expenses related to legal actions brought by Altor/NantCell, and other professional services, such as auditing and tax advisory fees. For the three months ended June 30, 2023, the Company incurred $1.2 million for legal fees in connection with the Altor/NantCell matter, $154,806 for legal fees in connection to the execution of the prosecution of our patent strategy, and $47,009 in fees associated with other professional services such as audit fees and tax advisory services.

Depreciation allocation to general and administrative expenses increased by $47,857, or 283%, from $16,940 for the three months ended June 30, 2022 to $64,797 for the three months ended June 30, 2023. The increase in the depreciation allocation to general and administrative expenses reflects the Company's acquisition of a property to buildout for its new headquarters and manufacturing facility in the third quarter of 2022.

Other expenses decreased by $184,325, or 36%, from $511,462 for the three months ended June 30, 2022 to $327,137 for the three months ended June 30, 2023. The decrease consists primarily of a $232,283 decrease in insurance premiums, partially offset by a $43,633 increase in the depreciation allocation and a $49,219 increase in taxes. The increase in the depreciation allocation to general and administrative expenses reflects the Company's acquisition of a property to buildout for its new headquarters and manufacturing facility in the third quarter of 2022.

Comparison of the Six Months ended June 30, 2022 and June 30, 2023

Revenues

The Company recognized $3.6 million and $644,690 of revenues for the six months ended June 30, 2022 and 2023, respectively. All revenues were generated under the development supply agreement with Wugen. The decline in revenue is attributed to a change in Wugen's clinical development plan, a delay in the ramp up of its manufacturing process, as well as transactions for which not all of the elements for revenue recognition were met. The revenue recognized in the six months ended June 30, 2022 reflects recognition of revenues that had previously been classified as deferred revenue. Revenue may be recognized for all transactions made under the MSA for which the Company entered SOWs, since both of these elements must be in place for a contract to exist and to fulfill all of the other conditions for revenue recognition under Topic 606. For those transactions for which revenues were not recognized because one or more of the criteria for revenue recognition had not been met under Topic 606, the Company records deferred revenue. There were $314,625 of short-term deferred revenues as of June 30, 2022 and no deferred revenues as of June 30, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and June 30, 2023:

	Six Months Ended June 30,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$1,574,981	$1,502,658	$(72,323)	(5)%
Manufacturing and materials	521,957	385,293	(136,664)	(26)%
Preclinical expenses	1,112,637	1,061,381	(51,256)	(5)%
Clinical trials	194,716	444,295	249,579	128%
Other expenses	355,267	478,852	123,585	35%
Total research and development expenses	$3,759,558	$3,872,479	$112,921	3%

Research and development expenses increased by $112,921, or 3%, from $3.8 million for the six months ended June 30, 2022 to $3.9 million for the six months ended June 30, 2023. This increase was primarily due to an increase in clinical trial expenses and the allocation of depreciation, offset by a decrease in salaries and benefits, manufacturing and preclinical expenses.

Salaries, benefits, and related expenses decreased by $72,323, or 5%, from $1.6 million for the six months ended June 30, 2022 to $1.5 million for the six months ended June 30, 2023. This decrease was primarily attributable to a decrease of $108,849 in salaries and performance-based bonus compensation, including the impact of the reimbursement of expenses provided for under the Wugen license, partially offset by a $19,059 increase in payroll taxes and a $14,460 increase in employee benefits expenses.

Manufacturing and materials expense decreased by $136,664, or 26%, from $521,957 for the six months ended June 30, 2022 to $385,293 for the six months ended June 30, 2023. In the six months ended June 30, 2022, costs were primarily attributable to HCW9302 technology transfer and development process closeout through finalization of reports and the project initiation and production costs for a 1000L GMP manufacturing run for HCW9218. In the six months ended June 30, 2023, costs were incurred primarily for production activities associated with a 200L cGMP manufacturing run of HCW9302 and ancillary activities such as shipping, insurance and storage.

Expenses associated with preclinical activities decreased by $51,256, or 5%, from $1.1 million for the six months ended June 30, 2022 to $1.1 million for the six months ended June 30, 2023. In the six months ended June 30, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata. In the six months ended June 30, 2023, costs were incurred to complete the toxicology study and for additional studies required for submission of an IND to request permission to conduct a clinical study to evaluate HCW9302 in an autoimmune indication.

Expenses associated with clinical activities increased by $249,579, or 128%, from $194,716 for the six months ended June 30, 2022 to $444,295 for the six months ended June 30, 2023. In the six months ended June 30, 2022, there was one ongoing clinical trial at the University of Minnesota. In the six months ended June 30, 2023, in addition to the UMN study, the Company incurred costs related to an ongoing Company-sponsored Phase 1b clinical trial to evaluate HCW9218 in chemo-refractory/chemo-resistant pancreatic cancer which initiated in October 2022.

Other expenses, which include overhead allocations, increased by $123,585, or 35%, from $355,267 for the six months ended June 30, 2022 to $478,852 for the six months ended June 30, 2023. The increase in other expenses is due primarily to an increase of $99,406 in the allocation for depreciation, reflecting the Company's acquisition of a property to buildout for its new headquarters and manufacturing facility in the third quarter of 2022. In addition, there was a $13,090 increase in the allocation for rent and occupancy expenses, offset by a $8,125 decrease in travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and June 30, 2023:

	Six Months Ended June 30,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$1,458,128	$1,632,665	$174,537	12%
Professional services	746,363	3,335,803	2,589,440	347%
Facilities and office expenses	213,933	263,681	49,748	23%
Depreciation	52,545	134,010	81,465	155%
Rent expense	65,277	81,924	16,647	26%
Other expenses	1,052,351	683,467	(368,884)	(35)%
Total general and administrative expenses	$3,588,597	$6,131,550	$2,542,953	71%

General and administrative expenses increased by $2.5 million, or 71%, from $3.6 million for the six months ended June 30, 2022 to $6.1 million for the six months ended June 30, 2023. The increase was primarily due to a $2.6 million increase in professional fees, consisting of a $2.3 million increase in legal fees associated with the proceedings brought against the Company by Altor/NantCell, $514,560 in legal fees arising from the execution of the prosecution of our patent strategy, and $280,016 for other professional services such as audit fees and tax advisory fees.

Depreciation allocation to general and administrative expenses increased by $81,465, or 155%, from $52,545 for the six months ended June 30, 2022 to $134,010 for the six months ended June 30, 2023. The increase in the depreciation allocation to general and administrative expenses reflects the Company's acquisition of a property to buildout for its new headquarters and manufacturing facility in the third quarter of 2022.

Other expenses decreased by $368,884, or 35%, from $1.1 million for the six months ended June 30, 2022 to $683,467 for the six months ended June 30, 2023. The decrease consists primarily of a $446,724 decrease in the insurance premiums offset by a $81,552 increase in taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, our principal source of liquidity was $7.4 million in cash and cash equivalents, a $5.3 million deposit for interest reserve, and $10.0 million held in U.S. government-backed securities presented in Short-term investments. Our principal source of liquidity has been $49.2 million in net proceeds from our initial public offering, a $6.5 million bank loan, and a $26.3 million loan for project financing. For future capital needs, the Company intends to focus our efforts on non-dilutive funding sources. This includes out-licensing rights to technology or regional markets, third-party collaboration funding, cooperative agreements for clinical trials, or other business development transactions. If market conditions become more favorable, the Company may raise capital through additional debt or equity financings.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan obtained from the Cogent Bank (“Cogent Loan”) and is secured by the building. As of June 30, 2023, the Company owed $6.5 million on the Cogent Loan and was in compliance with all covenants under the 2022 Loan agreement and related documents.

On April 21, 2023, the Company entered into the 2023 Loan Agreement with Prime Capital Ventures, LLC (“Prime”), pursuant to which Prime shall advance loans to the Company in a principal amount not to exceed $26.3 million with a scheduled maturity of April 20, 2028 (the “Prime Maturity Date”). The Company has the option to terminate the 2023 Loan Agreement prior to the Prime Maturity Date. The note issued pursuant to the 2023 Loan Agreement bears interest at a fixed per annum rate equal to 7.00%, due monthly in arears on the first day of each month. The primary use for borrowings under the 2023 Loan Agreement is to obtain the funding required to complete the buildout of the Company's new headquarters, including improved research laboratories, a vivarium, and manufacturing facilities.

Under the 2023 Loan Agreement, the Company was required to fund a reserve bank account controlled by Prime in the amount of $5.3 million, with the purpose to fund the interest due on outstanding amounts under the 2023 Loan Agreement. The balance of the reserve account is presented in Deposit for interest reserve in noncurrent assets on the accompanying condensed balance sheet. As of June 30, 2023, the Company had no borrowings under the 2023 Loan Agreement. The initial advance under the terms of the 2023 Loan Agreement is contingent upon the Company's receipt of all necessary permits and approvals to begin construction. On August 10, 2023, we obtained construction permits required to begin the buildout of our new headquarters. This satisfies the final condition precedent to accessing the $26.3 million line of credit. The Company incurred $1.8 million in debt issuance costs in connection to with the loan, which will be earned and payable upon the first draw down. Some of the proceeds of the loan will be used to recoup $3.2 million in funds advanced from the Company's operating capital while awaiting permits. We intend to repay the Cogent Loan with part of the proceeds from borrowings under the 2023 Loan Agreement. We will not incur any prepayment penalties as a result of prepayment.

We believe that our cash and cash equivalents and short-term investments as of June 30, 2023 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We have based our projections of operation expenses requirements on assumptions, including our existing commitments and contingencies, that may prove to be incorrect, and we may use all of our available capital sooner than we expect. Because of the numerous risks and uncertainties associated with the clinical development and commercialization of immunotherapeutics, we are unable to estimate the exact amount of capital requirements to pursue these activities. Our funding requirements will depend on many factors, including, but not limited to:

•
timing, progress, costs, and results of our ongoing preclinical studies and clinical trials of our immunotherapeutic products;
•
impact of COVID-19 on the timing and progress of our IND-enabling activities, clinical trials and our ability to identify and enroll patients;
•
costs, timing, and outcome of regulatory review of our product candidates;
•
number of clinical trials required for regulatory approval;
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

Comparison of the Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2023

The following table summarizes our cash flows for the six months ended June 30, 2022 and June 30, 2023:

	Six Months Ended June 30,
	2022	2023
Cash used in operating activities	$(4,281,998)	$(13,030,059)
Cash provided by (used in) investing activities	7,963,379	(1,856,900)
Cash provided by financing activities	8,273	9,613
Net increase in cash and cash equivalents	$3,689,654	$(14,877,346)

Operating Activities

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

Cash used in operating activities for the six months ended June 30, 2023 consisted primarily of a net loss of $9.4 million, as well as a deposit $5.3 million used to establish an interest reserve for future interest payments, as required under the terms of the 2023 Loan Agreement. In addition, an increase in accounts receivable used $289,516 of cash and an increase in accounts payable and other liabilities provided $1.2 million of cash. There was $881,951 of cash provided by net non-cash adjustments, consisting of $583,180 of cash provided by an adjustment for depreciation and amortization, $522,629 of cash provided by an adjustment for stock-based compensation, partially offset by a $223,440 use of cash for an adjustment for unrealized gains on investments.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022, consisted of $8.0 million of cash provided when short-term investments reached maturity, offset by $36,461 of cash used to purchase equipment. Cash used by investing activities for the six months ended June 30, 2023, consisted of $1.9 million arising from the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2022 and 2023, cash provided by financing activities is due to issuance of common stock upon exercise of vested employee stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we had cash and cash equivalents of $7.4 million, a deposit for interest reserve of $5.3 million, and short-term investments in U.S. government-backed securities of $10.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in the U.S. District Court for the Southern District of Florida (the “Court”) alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the Court heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS. Although adverse decisions (or settlements) may occur in the lawsuit described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time. As such, no accrual for these matters has been recorded within the financial statements.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Agreements

During the three months ended June 30, 2023, none of our directors or officers informed us of the adoption, amendment, or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading agreement” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number

10.1	Development Line of Credit Agreement, dated as of April 20, 2023 by and between Prime Capital Ventures, LLC and HCW Biologics Inc.	8-K	4/27/2023	001-40591
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2022 and June 30, 2023 (unaudited); (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and June 30, 2023 (unaudited); (iv) the Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2022 (unaudited) and June 30, 2023 (unaudited); (v) the Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and June 30, 2023 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*

This certificate is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW Biologics Inc.

Date: August 11, 2023	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)