Form 10-K
period 2023-12-31
HCW Biologics Inc.
filed 2024-04-01
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.8 million based on the closing price of the shares of $2.17 as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 28, 2024 was 37,823,394.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-i-

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success of prospective products, plans and objectives of management for future operations, future capital-raising activities, adequacy of our cash resources and working capital, lingering effects of the COVID-19 pandemic on our research and development activities (including persistent staffing issues at clinical sites, as well as delays and backlog at testing facilities needed to perform IND-enabling activities), and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I

Item 1. Business.

Overview

HCW Biologics Inc. is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of protein complexes, known as inflammasomes, in innate immune cells. These two elements share common mechanisms in promoting secretion of proinflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the proinflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases.

Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with Senescence-Associated Phenotype (“SASP”) proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. SASP factors, including proinflammatory cytokines, chemokines, and proteinases, drive an inflammation cycle. Senescence is considered a stress response and can be induced by a wide range of intrinsic and extrinsic insults. Over time, these insults cause normal tissue cells to enter a senescent state of irreversible growth arrest accompanied by the release of SASP factors. The inflammation cycle promoted by SASP factors also activates inflammasomes. As the first line of defense to infections or tissue injuries, the innate immune system activates inflammasomes to initiate protective immune responses. Similar to senescent cells, prolonged activation of inflammasomes promote the release of highly proinflammatory cytokines. Unresolved activation of inflammasomes due to chronic infection or persistent tissue injury leads to chronic low-grade inflammation, which perpetuates this cycle.

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

Studies have shown that strategies to reduce or eliminate senescent cells can delay, prevent, and improve age-related dysfunctions, including cancer. Unfortunately, to date, there has been limited clinical success in targeting senescent cell accumulation or aberrant inflammasome activity using small molecule-based approaches. Preclinical research and preliminary results from first-in-human clinical trials indicate that our immunotherapeutic approach may achieve success for cancer indications, and many other age-related diseases and conditions. We believe our lead product candidates represent a novel immunotherapeutic approach and a clinically promising new class of senotherapeutic drugs for the treatment of age-related diseases.

HCW9218: Novel Bifunctional Immunotherapeutic with TGF-β Trap

HCW9218 is a proprietary molecule designed to treat the impact of accumulated senescent cells and the SASP factors which they secrete by eliminating senescent cells (i.e., senescent cell reducing effect) and reducing SASP factors (i.e., senomorphic effect). This proprietary molecule is a heterodimeric, bifunctional fusion protein complex comprised of extracellular domains of the human transforming growth factor-β (“TGF-β”) receptor II, as a TGF-β trap for TGF-β neutralization, and a human interleukin (“IL”)-15/IL-15 receptor α complex for immune cell stimulation. Together, the activities of these domains drive senescent cell clearance and SASP factor neutralization.

The Company believes it has demonstrated the potential to increase the efficacy of chemotherapy when HCW9218 is used in combination with chemotherapy in the treatment of cancer. Chemotherapy is the current standard-of-care treatment for most forms of cancer. However, these treatments often result in toxicity and unwanted side effects. This drives senescence and the secretion of proinflammatory SASP factors, a process resulting in therapy-induced senescence (“TIS”). One of the most aggressive, immunosuppressive SASP factors is TGF-β, well known for its role in cancer progression. Our data has shown that HCW9218 treatment reduces immunosuppressive activities in the tumor microenvironment (“TME”), and enhances immune cell infiltration and cytotoxicity in tumors to eliminate TIS cancer cells, which can improve the efficacy of chemotherapy treatments.

The Company believes it has also demonstrated the potential to boost the performance of immune checkpoint inhibitors in extensive animal testing in different “cold” tumor models when used in combination with HCW9218. While immune checkpoint inhibitors are considered a breakthrough therapy that has revolutionized the way cancer is treated, the response rates among patients remains stubbornly low in many of the most common cancer indications. The Company published a paper in October 2021 authored by our scientific research team in the peer-reviewed journal, Molecular Therapy, entitled “Bifunctional TGF-β trap/IL-15 Protein Complex Elicits Potent NK Cell and CD8+ T Cell Immunity Against Solid Tumors,” which supports these findings. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

We believe HCW9218 has unique features that allow it to boost the performance of immune checkpoint inhibitors:

•
HCW9218 infiltrates into the secondary lymphoid tissues and solid tumors.
•
HCW9218 activates, expands and induces tumor trafficking of progenitor exhausted stem-like and transitory CD8+ T cells.
•
HCW9218 induces Natural Killer (“NK”) cell and CD8+ T cell activation, proliferation, and infiltration into the tumor microenvironment which correlates with disease stabilization.
•
HCW9218 significantly reduced blood levels of TGF-β in cancer patients in a dose-dependent manner, without causing treatment-emergent skin lesions and bleeding events previously reported with TGF-β antagonists in clinic.

For the longer-term, we believe HCW9218 may have much broader therapeutic potential beyond cancer to other age-related diseases and conditions because of its ability to promote cell-mediated mechanisms to reduce senescent cells and alleviate the proinflammatory factors they secrete. Scientists from the Company hypothesized that HCW9218 is an immunotherapeutic agent that rejuvenates a dysfunctional immune system and neutralizes TGF-β, and can act as an effective senescent-cell reducing and senomorphic drug.

HCW9302: Novel Immunotherapeutic for Treg Expansion

HCW9302 is a preclinical fusion protein molecule that contains two IL-2 domains linked by an extracellular tissue factor domain. Recombinant IL-2 has an unfavorable pharmacokinetic profile limiting its therapeutic use. HCW9302 is designed to overcome the most restrictive issues of IL-2’s dose-limiting toxicities. Preclinical studies demonstrated that HCW9302 exhibited a longer serum half-life and was well tolerated, offering support for the potential of HCW9302 to treat a wide variety of autoimmune and pro-inflammatory, age-related diseases.

IL-2 signaling is essential for homeostasis of Treg cells. Since recombinant IL-2 has an unfavorable pharmacokinetic profile and induces cytokine release syndrome limiting its therapeutic use, our challenge was to create an immunotherapeutic with the therapeutic advantages of IL-2 but that was well tolerated. HCW9302 addresses this challenge. We found that HCW9302 exhibited a longer serum half-life with an approximately 1,000-fold higher affinity for the IL2Rα than IL-2. In addition, preclinical studies have shown HCW9302 can be administered at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. We believe that these studies support the clinical development of HCW9302 as a potential therapeutic agent for treatment of autoimmune and proinflammatory diseases.

Other Compounds under Development

Using our TOBI platform, we created over 30 molecules that can be administered by subcutaneous injection as well as used in adoptive cell therapy approaches. This modular and tunable technology has allowed us to generate a novel pipeline of internally-developed product candidates capable of activating and targeting desired immune responses and blocking unwanted immunosuppressive activities. We have a library of fusion molecules with cytokines, chemokines, ligands, receptors, and internally-developed single-chain antibodies.

Clinical Development Strategy

Our goal is to develop transformative immunotherapies to lengthen health span by disrupting the link between cellular senescence, chronic inflammation, and age-related diseases and conditions. Based on extensive preclinical research and human data from clinical trials, we believe that our data point toward the possibility that we have created a new class of immunotherapeutics for cancer and other age-related diseases, and beyond that to slow down or reverse the effects of aging itself.

Our clinical development strategy is a two-pronged strategy based on our two lead compounds, HCW9218 and HCW9302. HCW9218 is a clinical-stage drug candidate designed to be both a senescent-cell reducing and senomorphic drug. Multiple preclinical studies have revealed that increased normal tissue cellular senescence can promote tumor progression, creating a link between aging and cancer, including diminished health span and reduced overall survival in patients. Thus, cancer indications were selected as the gateway indication for clinical development for HCW9218. Now that clinical studies have begun, we will use the human data from these studies to inform us on the indications we will target for advancement to Phase 2 clinical trials. HCW9302 is a preclinical drug candidate designed to address chronic inflammatory responses and associated tissue destruction typical of autoimmune disease. Thus, we selected an autoimmune disease as the gateway indication for HCW9302.

Based on clinical data from the Phase 1/1b clinical trials, we have determined that we will advance clinical studies to evaluate HCW9218 in combination with standard-of-care treatments in ovarian cancer and pancreatic cancer. We entered into an agreement with UPMC to conduct an Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy. Study enrollment is expected to begin in the first half of 2024. We are also in negotiations with the National Cancer Institute (“NCI”) and other NCI-designated Comprehensive Cancer Centers as possible clinical sites for Phase 2 studies in pancreatic cancer, additional studies in ovarian cancer and studies in other difficult-to-treat cancer indications. Our ability to advance other Phase 2 clinical studies to evaluate HCW9218 depends on ensuring we have sufficient funding to complete the study, securing clinical sites and receiving authorization from the FDA to proceed.

A key component to our clinical development strategy is our focus on the most efficient, cost-effective method of administration of our drugs upon commercialization, which we believe is subcutaneous injection. The fusion protein compounds we created have demonstrated the ability to activate the immune system in vivo and ex vivo as an injectable or cell-based strategy; however, we have chosen to focus clinical development on immunotherapeutics administered by subcutaneous injection. We believe that our chosen method of administration will align with growing concerns about the costs associated with health care treatments. Our vision is to simplify administration by developing injectable treatments that can be administered in a physician’s office or, in some instances, self-administered at home.

Our relationships with leading research institutions have been a major contributor to our success. We will continue to foster the relationships with the NCI, the National Institutes of Health, NCI-designated Comprehensive Cancer Centers and other world-class research organizations as collaborators, sponsors and clinical sites. These institutions bring deep experience and expertise that supports correlative studies and publication of findings that we believe will support our effort to establish our immunotherapeutics as a new class of treatment for cancer and other age-related diseases.

Out-Licensing, Cooperative Agreements and Strategic Collaborations

We continue to pursue our strategy of out-licensing certain rights outside of our focus areas, which includes our existing molecules other than our lead product candidates of HCW9218 and HCW9302, and markets such as Greater China, as further discussed under “—Out-License Programs.” We plan to expand our out-licensing discussions to include marketing rights to those regions outside of our focus area. We believe the potential for cooperative agreements and collaborations is growing for HCW Biologics, since we are now a clinical-stage company with human data, peer-reviewed research publications, CMC manufacturing and issued patents on fundamental intellectual property.

We signed our first out-license agreement at the end of 2020, when we entered into an exclusive worldwide license (the “Wugen License”) with Wugen, Inc. (“Wugen”), a company that specializes in cell-based therapies for cancer. Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. Wugen has created an off-the-shelf treatment called WU-NK-101 based on the licensed molecules. WU-NK-101 is Wugen’s lead memory-like NK cell therapy product and is comprised of cells optimized for anti-cancer function. WU-NK-101 cells possess a unique cytokine-induced memory-like phenotype that supports enhanced anti-tumor activity, robust trafficking, superior proliferation capacity, and metabolic flexibility, all of which contribute to treatment resilience in the adverse tumor microenvironment. A Phase 1 clinical trial of WU-NK-101 for patients with relapsed or refractory (r/r) acute myelogenous leukemia (“AML”) was initiated in August 2023. The FDA has also granted Orphan Drug Designation to WU-NK-101 for the treatment of AML.

Under a Cooperative Research and Development Agreement (“CRADA”) entered into on December 3, 2022, NCI is collaborating with us to perform a Phase 1b/2 clinical study to evaluate the safety and tolerability of our lead product candidate, HCW9218, in patients with advanced/metastatic and chemo-refractory/chemo-resistant pancreatic cancer. The CRADA is entitled, “A Phase 1b/2 Study of HCW9218, a Bifunctional TGF-β Antagonist/IL-15 Protein Complex, for Advanced Pancreatic Cancer.”

Additionally, we are exploring potential cooperative agreements with pharmaceutical companies for joint Phase 2 clinical trials to evaluate HCW9218 in cancer indications when used as an adjuvant therapy to a standard-of-care treatment. This type of arrangement would allow us to evaluate HCW9218 in combination with other cancer treatments with some assistance in offsetting the costs of a Phase 2 randomized trial. The indications we would target for study in these trials are ovarian and pancreatic cancer, although the targeted indication(s) may change as discussions continue. While we are encouraged by the interest shown by these pharma companies, there are no assurances that we will enter into cooperative arrangements for Phase 2 clinical trials to evaluate HCW9218 in combination with cancer therapies.

Pipeline: Clinical Development Update

The clinical development progress of the Company's lead immunotherapeutic programs are summarized in the table below:

HCW Biologics Pipeline

1.
Investigator-sponsored Phase 1 clinical trial with University of Minnesota to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant solid tumors, including ovarian, prostate, breast and colorectal cancers.
2.
Investigator-sponsored Phase 2 clinical trial with University of Pittsburgh Medical Center with metastatic advanced stage ovarian cancer patients to evaluate HCW9218 in a combination with neoadjuvant chemotherapy.
3.
Company-sponsored Phase 1b/2 clinical trial with five clinical sites, including the National Cancer Institute, to evaluate HCW9218 in patients with advanced chemo-refractory/chemo-resistant pancreatic cancer.
4.
Wugen’s lead clinical program, WU-NK-101, is based on molecules licensed from our Company. Wugen holds an exclusive worldwide license for two of our molecules, HCW9201 and HCW9206. The Wugen License conveys limited rights to develop cell-based therapy treatments for cancer using the licensed molecules. We have retained all other rights to HCW9201 and HCW9206, including, but not limited to, manufacturing rights and injectable rights.

Phase 1 Clinical Trial to Evaluate HCW9218 in Solid Tumors

This single-center Investigator-sponsored Phase 1 clinical trial was initiated in May 2022 and patient enrollment, dosing and safety-evaluation period for this study were completed in February 2024. In this study, the Masonic Cancer Center, University of Minnesota (“UMN”) evaluated HCW9218 in patients with solid tumor cancers that progressed after at least two lines of standard-of-care treatment. Dr. Melissa A. Geller, M.D., M.S., Professor and Division Director of Gynecologic Oncology in the Department of Obstetrics, Gynecology and Women’s Health at UMN, serves as a Principal Investigator of this trial. At the time that the Phase 1 study was completed in February, over 70% of patients with ovarian cancer (5/7) showed evidence of stable disease.

A total of 18 patients participated in this study by the end of February 2024, with at least one dose of HCW9218 administered to each participant. While two dose-limiting toxicities (“DLTs”) were experienced, neither of these events triggered stopping rules and the study established Recommended Phase 2 Dose (“RP2D”). The most frequent treatment-related adverse events (at least possibly related to the study medication) were injections site reactions (100% of patients), flu-like symptoms (87% of patients) and decreased lymphocyte counts (93% of patients), all of which are consistent with previous clinical experience with IL-15-based therapies.

A clinical data readout at the 2023 Society for Immunotherapy of Cancer conference (“SITC”), was based on 15 patients who were enrolled in this study as of October 16, 2023. The findings presented at SITC included:

•
HCW9218 was administered subcutaneously once every three weeks for up to six cycles at dose levels (“DL”) - 0.25 mg/kg (DL1), 0.5 mg/kg (DL2), 0.8 mg/kg (DL3) or 1.2 mg/kg (DL4). The median number of cycles was three.
•
87% (13/15) of patients had >4 lines of prior therapy. Tumor types included: Ovarian (n=6), Colorectal (n=4), Rectal (n=3), and Liver (n=2).
•
53% (8/15) of patients treated with HCW9218 were evaluated in a post-treatment tumor assessment, including biopsies and scanning. Tumor types included: Ovarian (n=3), Colorectal (n=3), Rectal (n= 1) and Liver (n=1).
•
66% (2/3) of patients with ovarian cancer who underwent post-treatment assessments showed stable disease. (By November 2023, 5 out of 6 patients with ovarian cancer showed stable disease. By the end of the study in February 2024, 5 out of 7 patients with ovarian cancer showed stable disease.)
•
While there were no complete or partial responses, 50% (4/8) of patients evaluated in post-treatment tumor assessments exhibited stable disease following HCW9218 treatment. Patients showed stable disease lasting over 6 months. Stable disease was observed from DL2, DL3 and DL4.
•
Repeated HCW9218 administration at up to the highest planned dose level was well tolerated by patients with chemotherapy-refractory advanced solid tumors, which has provided support for the RP2D level for future studies of HCW9218.
•
Analysis of patients’ pre- and post-treatment blood and tumor biopsy specimens revealed that HCW9218 induced NK cell and CD8+ T cell activation, proliferation, and infiltration into the tumor microenvironment which correlated with disease stabilization.
•
HCW9218 significantly reduced blood levels of TGF-β in cancer patients in a dose-dependent manner, without causing treatment-emergent skin lesions or bleeding events previously reported with TGF-β antagonists in clinical studies.

In November 2023, UMN updated their assessment of disease response after treatment with HCW9218. Data continued to support evaluating HCW9218 in patients with ovarian cancer in Phase 2 clinical trials.

Preliminary Human Data Readout Phase 1 UMN Trial

Ovarian Cancer Patients

Disease Response for Patients with Post-Treatment Assessment

November 2023

Source: Masonic Cancer Center, University of Minnesota.

Phase 2 Clinical Trial to Evaluate HCW9218 in Ovarian Cancer in Combination with a Neoadjuvant Chemotherapy

We entered into an agreement with University of Pittsburgh Medical Center (“UPMC”) to conduct an Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy. Patient enrollment for this study is expected to begin in the first half of 2024. Designed as a randomized trial, the primary objectives of this study are to evaluate the safety and tolerability of HCW9218 with chemotherapy and the efficacy of the combined regimens in terms of complete pathologic response rate. In the arm of the study that relates to the evaluation of HCW9218, UPMC estimates approximately 33 patients will participate. The estimated duration of treatment is an average of 6–8 cycles of treatment (3–4 cycles prior to and after surgery), then maintenance therapy for 12 months, for a total of up to 20 months of treatment with HCW9218.

Phase 1b/2 Clinical Trial to Evaluate HCW9218 in Pancreatic Cancer

This multi-center Company-sponsored Phase 1b/2 clinical trial was initiated in October 2022 and patient enrollment, dosing and safety-evaluation period for the Phase 1b portion of the study were completed in February 2024. In this study, 15 patients have received at least one dose of HCW9218 and completed the 28-day safety evaluation period, with no DLTs. At the time that the Phase 1b portion of the study was completed in February 2024, 13% (2/15) of patients who participated in the study showed evidence of stable disease.

We are currently evaluating the safety profile of multidose HCW9218 administration at escalating dose levels. Five clinical sites participated in the Phase 1b portion of this study, including the NCI Center for Cancer Research, Medical University of South Carolina (an NCI-designated Cancer Center), Washington University in St. Louis (an NCI-designated Comprehensive Cancer Center), Cleveland Clinic (an NCI-designated Comprehensive Cancer Center) and HonorHealth Research Institute. In this study, the initial characterization of HCW9218 safety and pharmacokinetic profiles and results of correlative studies of immune responses are consistent with those observed in the Phase 1 study to evaluate HCW9218 in solid tumors.

All existing clinical sites have expressed an interest in participating in the Phase 2 portion of this study. We expect the Phase 2 portion of this study will initiate in the second half of 2024. In addition, we plan to continue to operate under our existing CRADA with NCI, pursuant to which NCI and the Company agreed to collaborate to perform the Phase 2 portion of the clinical study to evaluate HCW9218 in patients with advanced/metastatic pancreatic cancer. In the Phase 2 portion of the pancreatic study, the Principal Investigator at NCI will continue to be Christine Alewine, M.D., Ph.D. Dr. Alewine is a Lasker Clinical Research Scholar at the National Institutes of Health in the Laboratory of Molecular Biology. Her research focuses on identifying new treatments for pancreatic cancer including pancreatic adenocarcinoma, adenosquamous carcinoma, and acinar cell carcinoma. Dr. Alewine is board certified in internal medicine and medical oncology.

IND Submission for HCW9302

For HCW9302, IND-enabling activities are completed and the Company plans to submit an IND to the FDA for a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune disorder in the first half of 2024. Our ability to evaluate HCW9302 in a clinical trial depends on completion of our toxicology studies, preparation and submission of an IND, and obtaining clearance to proceed from the FDA.

Our Approach

We believe we have an innovative strategy to treat age-related diseases. Our unique approach is to utilize our internally-developed TOBI platform to create novel multi-functional immunotherapeutics to rejuvenate the immune system. With our platform technology, we have generated product candidates that are designed to direct the immune system against solid tumors, therapy-induced senescence and the adverse side effects triggered by existing standard-of-care treatments for solid tumors and hematological cancers. We have also developed product candidates that are designed to direct the immune system against inflammation allowing for the potential to treat a wide variety of autoimmune and proinflammatory diseases. Our approach is to develop immunotherapies that reduce or eliminate the main drivers of chronic inflammation by addressing the underlying development and sustainment of these processes, as depicted in the image below:

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

Immune Cell Mediated Senescent Cell Clearance and Senomorphic Agent for SASP Neutralization

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

We have developed an alternative approach to reduce senescent cells using well-characterized protein immunotherapeutics including those that stimulate effector immune cells and reduce TGF-β activity. This approach is supported by our findings that TIS tumor cells upregulate NKG2D and other ligands on their surface for efficient recognition and killing by effector NK cells and CD8+ T cells. Additionally, suppression of TGF-β activity enhances the anti-tumor/anti-senescent cell responses of these immune cells. HCW9218 is a unique combination of a TGF-β receptor, which neutralizes TGF-β secreted by tumors, combined with IL-15, a potent cytokine that stimulates NK and CD8+ T cell proliferation and cytotoxicity. In our scientific publications, we reported that HCW9218 can activate immune cells to infiltrate into tumors to directly eliminate TIS cancer cells. This activity leads to robust anti-tumor activity of HCW9218 following docetaxel chemotherapy (“DTX”) as measured by reduced melanoma tumor growth in mouse models. Therefore, TGF-β neutralization combined with activation of effector immune cells should be considered as a part of the strategy for senescent cell removal and reduction of SASP factors. For a more detailed discussion, see the Company’s pivotal scientific paper entitled, “Immunotherapeutic HCW9218 Augments Anti-Tumor Activity of Chemotherapy via NK Cell-Mediated Reduction of Therapy-Induced Senescent Cells,” published in Molecular Therapy in April 2022. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

Using other animal models of age-related diseases and natural aging, we have also found that HCW9218 could act as an effective senescent-cell reducing and senomorphic drug. Specifically, in the diabetic db/db mouse models, the Company’s scientists showed that subcutaneous administration of HCW9218 reduced senescent islet β cells and SASP resulting in improved gene expression related to glucose tolerance, insulin resistance, and aging index. Long-term studies in naturally-aged mice also showed that HCW9218 treatment improved the physical performance without compromising the healthspan. Stable changes were observed in the expression of inflammation and senescence-associated genes in naturally-aged mice, that appeared to ‘turn back the clock’. That is, treatment with HCW9218 appeared to reverse the expression pattern of key circadian-rhythm genes, as well as genes associated with metabolism and fibrosis in the liver. The results of these studies suggest that HCW9218 could represent a novel immunotherapeutic approach and a lead example of a clinically promising new class of senotherapeutic agents targeting cellular senescence-associated diseases. For more details, see the Company’s pivotal scientific paper, entitled, “Immunotherapeutic Approach to Reduce Senescent Cells and Alleviate Senescence-Associated Secretory Phenotype in Mice”, published in Aging Cell in May 2023. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

Deactivation of Inflammasomes by Activating Treg Cells

To date, therapeutic approaches to reduce aberrant inflammasome activity have focused on inhibitors of various inflammasome components (i.e., NLRP3 and other NLRs, ASC, Caspase-1) and downstream mediators of inflammation (i.e., IL-1β, IL-18, gasdermin D, etc.). This approach is validated based on the regulatory approval of three biologics that inhibit IL-1β activity (anakinra, a recombinant form of the naturally occurring IL-1Ra; rilonacept, a soluble chimeric Fc fusion protein of IL-1R1 and IL-1R3; and canakinumab, a humanized monoclonal antibody specific for neutralizing IL-1β). Together, these molecules are approved for treatment of cryopyrin-associated periodic syndrome, a multisystemic IL-1β–mediated disease due to a gain of function in NLRP3; rheumatoid arthritis; systemic juvenile idiopathic arthritis and other auto-inflammatory diseases. We believe there is considerable interest in other therapeutics that specifically block inflammasome activity upstream of IL-1β. However, these product candidates are still in early phase clinical testing and their bioavailability, off- and on-target toxicity, and utility profiles are still being evaluated.

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

(C) Heatmap analysis of HCW9302-mediated increases of anti-atherosclerotic transcriptomes.

(D) Reduction of pro-atherosclerotic transcriptomes in aortas of ApoE-deficient mice.

(C,D) The Wald test was used to generate p-values and log2 fold changes for RNA-Seq analysis. Genes with an adjusted p-value < 0.05 and absolute log2 fold change > 1 were called as differentially expressed genes for each comparison.

Source: Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu, X., et al., January 2023. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

Nonclinical studies in nonhuman primates (“NHPs”) also supported that repeated subcutaneous administration of HCW9302 induced significant proliferation and accumulation of Treg cells and that HCW9302 dose levels that were well tolerated. HCW9302 treatment did not result in consistent changes in NK cell, CD4+ T cell, CD8+ T cell or B cell accumulation nor did it induce cytokine storm in NHPs. Subcutaneous HCW9302 exhibited a maximum serum concentration at 6 to 10 hours post-dosing and a 7- to 18-hour half-life in NHPs, considerably longer than that observed for recombinant IL-2 cytokine. We believe these findings support clinical development of HCW9302 to induce Treg cell responses against pro-inflammatory/autoimmune diseases.

The two graphs below illustrate the results of characterization studies. HCW9302 exhibits increased biological activity (depicted in the graph on the left) with an extended half-life (depicted in the graph on the right), compared to recombinant human IL-2. Additionally, we found that HCW9302 exhibited an estimated 1,000-fold higher affinity for IL-2Rα (present on Treg cells) in comparison to IL-2. HCW9302 could be administered to mice and NHPs at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. These findings indicate that HCW9302 is a more suitable immunotherapeutic for expanding and activating Treg cells in vivo than IL-2.

HCW9302 Compared to Recombinant Human IL-2

Increased Biological Activity and Extended Half-Life

Results of Characterization Studies

Source: Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu, X., et al., January 2023. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

Our Strategy

Our strategy includes the following key components:

Advance clinical development of HCW9218 in cancer indications based on results of Phase 1/1b clinical trials.

•
Data from the Phase 1 clinical trial to evaluate HCW9218 in solid tumors and the Phase 1b clinical trial to evaluate HCW9218 in pancreatic cancer support our choice of ovarian cancer and pancreatic cancer as indications for Phase 2 clinical studies.
•
We intend to evaluate HCW9218 in combination with standard-of-care treatments for cancer, such as chemotherapy and immune checkpoint inhibitors in randomized Phase 2 studies.
•
Opportunistically, we may evaluate HCW9218 in other difficult-to-treat cancer indications in Phase 2 studies if they are covered by a CRADA with NCI or NIH or are led by a sponsor with funding. These studies may involve evaluating HCW9218 in combination with treatments for indications not approved by FDA.

Begin evaluating of HCW9218 in age-related diseases beyond cancer.

•
We view cancer as our gateway indication to expanding into other age-related diseases. We intend to begin to investigate other age-related diseases beyond cancer, beginning with indications in dermatology, such as senile lentigo, a harmless skin disease that typically occurs with aging.

Focus on an autoimmune indication for the IND application for our lead product candidate, HCW9302.

•
With completion of the IND-enabling activities and toxicology studies required for submission of an IND, we expect to submit an IND application to the FDA to evaluate HCW9302 in an autoimmune indication in the first half of 2024. We have not yet submitted the IND, nor can we guarantee that the FDA will grant us permission to initiate clinical studies in an autoimmune disorder.

Continue to build our relationships with leading clinical research centers.

•
We expect all of the clinical sites that currently participate in the Phase 1/Phase 1b clinical studies to continue to participate in Phase 2 clinical studies. Our current clinical sites represent leaders in cancer research and treatment, most of which are NCI-designated Comprehensive Cancer Centers. In the case of our pancreatic study, the lead clinical site is the NCI itself. These institutions are centers of excellences and often attract patients from large regions, nationally and internationally.

Identify financing opportunities that allow us to advance the clinical development of our lead product candidates.

•
We are exploring a range of financing alternatives to fund our clinical development activities, with a preference for non-dilutive financing transactions, such as CRADAs with the NCI and the National Institutes of Health, strategic collaborations, project financing and other forms of debt financing. Out-licensing non-core assets and rights will also remain part of our financing strategy.

Explore co-development with big pharma for lead molecules after Phase 2 clinical data is available.

•
Our primary goal is to enter a co-development deal on the best terms possible, so we are targeting to enter into a co-development deal after Phase 2 human clinical data is available.

Our Programs

Our Proprietary Tissue factOr-Based fusIon (“TOBI”) Discovery Platform

Our proprietary TOBI discovery platform is a new approach to construct multi-functional fusion proteins and fusion protein complexes using a novel tissue factor (“TF”) protein scaffold. The extracellular domain of human TF was selected as it has a rigid elongated structure comprised mainly of β-sheets with its N- and C-termini located at distal ends of the polypeptide, permitting genetic fusions of other protein domains without anticipated steric interference. This TF domain does not interact with the cell membrane phospholipid bilayer and, as a result, does not exhibit procoagulant activity. This TF domain is expressed at high levels by most cell types and is not expected to be immunogenic in humans. Consistent with these properties, we found that genetic fusion to the TF domain promoted increased production of difficult-to-express proteins, such as IL-15. Additionally, the TF fusion proteins could be readily purified by affinity chromatography using an anti-TF antibody and low pH elution conditions, like those used in Protein A-based affinity purification of therapeutic antibodies.

To generate multichain protein complexes, we also incorporated genetic fusions to the human IL-15 and IL-15Rα domains as shown in the figure below. When co-expressed in CHO cells, the fusion proteins form a soluble stable heterodimeric complex through high-affinity interactions between IL-15 and IL-15Rα domains. This approach offers an alternative to immunoglobulin (Fc) and other engineered protein scaffolds, which typically require introduction of multiple mutations or other non-human sequences or complicated in vitro assembly/purification methods to generate bi- or multi-specific complexes. Our internally-developed TOBI discovery platform was featured in an article authored by the Company and published in July 2021 in the peer-reviewed journal Cancer Immunology Research. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

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

HCW9218

We have used our TOBI platform to construct a proprietary, heterodimeric bifunctional fusion molecule, HCW9218, capable of immuno-stimulatory as well as anti-immunosuppressive activity. Advances in immuno-stimulatory and anti-immunosuppressive therapeutics have revolutionized cancer treatment. However, novel immunotherapeutics with these dual functions are not frequently constructed. HCW9218 is comprised of extracellular domains of the human TGF-β receptor II and a human IL-15/IL-15 receptor α complex. HCW9218 potently activates NK cells and CD8+ T cells in vitro and in vivo to promote their proliferative and metabolic activities and enhances their cytotoxicity against tumor targets. This fusion complex also exhibits TGF-β neutralizing activity in vitro and sequestered plasma TGF-β in mice and NHP.

Pancreatic and Ovarian Cancer

We believe, based on the preliminary results of the ongoing first-in-human Phase 1/1b clinical trials, HCW9218 may have the potential to be an effective immunotherapy against difficult-to-treat solid tumor cancers that are very aggressive malignancies and refractory to other immunotherapies including immune checkpoint blockade. We are gathering data from ongoing studies in search of preliminary evidence that our approach to decreasing TGF-β levels or signaling may be able to provide clinical benefit. We intend to continue to evaluate HCW9218 in two cancer indications that are two of the most difficult-to-treat and thus deadliest of cancers:

•
Pancreatic cancer has the highest mortality rate of all major cancers. Incidence rates of pancreatic cancer have gone up by around 1% each year since 2000, and the death rate has very slowly increased each year since the mid-2000s. In 2023, an estimated 64,050 Americans were diagnosed with pancreatic cancer in the United States, and more than an estimated 50,550 died from the disease. Worldwide, an estimated 495,773 people were diagnosed with pancreatic cancer and an estimated 466,000 people died from the disease in 2020. If the cancer is detected at an early stage when surgical removal of the tumor is possible, the 5-year survival rate is 42%. About 13% of people are diagnosed at this stage. If the cancer has spread to surrounding tissues or organs, the 5-year survival rate is 14%. For the 52% of people who are diagnosed after the cancer has spread to a distant part of the body, the 5-year survival rate is 3%. (See American Society of Clinical Oncology and American Cancer Society.)
•
Ovarian cancer ranks 5th in cancer deaths among women in the United States, accounting for more deaths than any other cancer of the female reproductive system. Worldwide, ovarian cancer is the 7th most common cancer in women. By 2040, the number of women around the world diagnosed with ovarian cancer is projected to rise almost 42% to 445,721. The number of women dying from ovarian cancer each year is projected to increase to 313,617 an increase of over 50% from 2020. Five-year ovarian cancer survival rates vary among countries. For example, in more developed countries, current rates range from 36% to 46%. However, in some countries the figure is much lower. Overall, survival rates fall well below that of other cancers. This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are aged 63 years or older. (See World Ovarian Cancer Coalition and American Cancer Society.)

HCW9302

We have employed our TOBI platform to create HCW9302, a proprietary IL-2-based fusion molecule, to expand Treg cells in vivo and ex vivo as an injectable or cell-based strategy to reduce inflammation and to treat a wide variety of autoimmune and age-related diseases. Treg cells are essential mediators of peripheral tolerance and the global immunoregulatory potential in hosts to self and non-self-antigens. Current research is focused on developing novel therapies to enhance Treg cell functions in vivo through the use of cytokines and small molecule drugs to support endogenous Treg cell proliferation or activation, ex vivo manipulated Treg cells in autologous adoptive cell therapy to promote immunoregulation in settings of autoimmunity, or antigen-specific Treg cells, including chimeric antigen receptor Treg (“CAR-Treg”) cells, to strengthen tolerance in allergies. In relevant animal models, we have also observed, in our view, encouraging results using HCW9302 to activate and expand Treg cells for treatment of atherosclerosis and diabetes.

Autoimmune and Proinflammatory Diseases

We have conducted extensive preclinical research on HCW9302 for deactivation of inflammasomes to temper the proinflammatory environment they create in relevant animal models, including those for atherosclerosis. Our data suggest that HCW9302 functions as a potent agent to stimulate Treg cells that suppress the activity of inflammasome-bearing cells and inflammatory factors. We intend to begin clinical trials to evaluate HCW9302 in an autoimmune indication, alopecia areata.

•
Alopecia areata (“AA”) is a chronic, relapsing, autoimmune disorder that results from the immune system mistakenly attacking hair follicles, leading to hair loss without permanent damage to the follicles. Alopecia areata often presents as isolated, smooth, nonscarring patches of hair loss, typically on the scalp, but it can occur anywhere with hair growth. Living with AA can be associated with reduced quality of life, social functioning, and psychological well-being, along with substantial costs to patients and the health care system. Each person may have a different experience with AA. Some people may regrow hair, while others do not. Hair regrowth can be spontaneous, or it can happen following treatment. For patchy AA, the spontaneous remission rate is 30–50% in the first 6–12 months of the disease, and complete resolution is seen in up to 66% of patients within 5 years. For alopecia totalis, the rate of spontaneous remission is less than 10%. Within 20 years, 100% of patients with AA experience disease relapse. A greater incidence has been reported in females than males, especially in patients with late-onset disease, defined as age greater than 50 years. There is no cure for AA, which affects an estimated 2% of the global population. (“Alopecia Areata: An Updated Review for 2023,” Journal of Cutaneous Medicine and Surgery, published June 2023; and “Alopecia Areata: Burden of Disease, Approach to Treatment, and Current Unmet Needs,” Clinical, Cosmetic and Investigational Dermatology, published online March 2023.)

HCW9206

HCW9206 is a fusion protein complex created with our TOBI platform based on common gamma chain (γc) cytokines IL-7, IL-15 and IL-21, which are known to play important roles in NK cell and T cell homeostasis. We hold the rights to the injectable form of HCW9206, and ex vivo rights are licensed to Wugen. This molecule is designed to broadly activate the immune system to support expansion of NK cells and T cells ex vivo and in vivo. We are currently in the discovery stage of an initial program for HCW9206, which is to create an injectable immunotherapeutic to use as an adjuvant for adoptive cell therapy in cancer treatments. In current NK and Memory-Like-NK cell therapies, infused cells are supported in vivo by recombinant human IL-2. However, this approach has limitations since IL-2 can only support these infused cells for the short term and may induce Treg cells toward immunosuppression. We believe our preclinical testing of HCW9206 has demonstrated that this complex can support infused NK cells for a long duration and enable NK cells to sustain cytotoxicity against tumor cells. In addition, we are currently conducting preclinical studies to investigate use of HCW9206 to enhance vaccine efficacy in different vaccine models as well as to support CAR-T cells in vivo.

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

We established our first out-license arrangement in December 2020, when the Company entered into the Wugen License, an exclusive worldwide license agreement with Wugen for rights to develop cell therapy-based treatments using two of our internally-developed fusion protein molecules and improvements thereto, including clinical-stage and preclinical stage fusion molecules, HCW9201 and HCW9206, respectively. We believe these molecules are capable of generating highly activated cells in a short time frame and large-scale NK cell expansion without relying on feeder cells. Wugen has exercised its right to sublicense their rights for Greater China. The sublicensee is currently conducting a Phase 1 dose escalation trial with ex vivo cells in patients with relapsed/refractory acute myeloid leukemia (“R/R AML”). A Phase 1 clinical trial of WU-NK-101 for patients with R/R AML initiated in August 2023. This study is designed to characterize the safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity, and preliminary anti-leukemic activity of WU-NK-101 in R/R AML. The FDA has also granted Orphan Drug Designation to WU-NK-101 for the treatment of R/R AML. WU-NK 101 is a treatment based on the Company's licensed molecules. As licensor, we have limited information rights to clinical data which we are required to treat as nonpublic confidential information. As licensee, Wugen, a private company, determines when and if clinical data readouts are disclosed to the public. Wugen presented three abstracts for clinical-stage studies and preclinical data at the American Society of Hematology conference in December 2023.

We retain manufacturing rights and other rights, including regulatory T cell-based cellular therapy and injectable rights, for licensed molecules under the terms of the Wugen License. On June 18, 2021, we entered into a master services agreement with Wugen for the supply of materials for clinical development of licensed products. Thereafter, each purchase transaction must be accompanied by a statement-of-work. We plan to enter into a commercialization supply agreement when Wugen enters its commercial stage. According to the terms of the Wugen License, Wugen will fund all future clinical development and commercialization activities for any indications utilizing the licensed molecules for cell-based therapy as covered by the Wugen License. In addition to an upfront fee which consisted of a significant equity ownership position in Wugen’s common stock, we have the opportunity to receive additional payments for development and commercialization milestones as well as single-digit royalties.

Other TOBI Discovery Programs

Our discovery efforts for new product candidates are focused on characterizing and expanding our library of antibodies and fusion molecules with cytokines, chemokines, ligands, receptors, and internally-developed single-chain antibodies, including fusion domains with increased or decreased biological activity, for cancer and other age-related diseases with an emphasis on neurodegenerative, fibrotic, and autoimmune diseases. Other TOBI discovery programs are summarized in the table below.

Fusion Molecules
Name	Fusion Domains	Activity	Indications
HCW9210	IL-7, IL-15	T and NK cells stimulation	Cancer and support for cell-based products in vivo
HCW9228	TGRβRII tetramer	TGF-β antagonist	Pulmonary hypertension, neurodegenerative diseases and fibrotic diseases

Antibodies
Name	Target	Activity	Indications
HCW9106	Anti-CD26 scFv	Senescent cell inhibition and targeting	Inflammatory and age-related disease
HCW9107	Anti-CD36	Senescent cell inhibition and targeting	Inflammatory and age-related disease
HCW9108	Anti-CD39	Treg binding, activation, inhibition, and targeting	Inflammatory and age-related disease

Manufacturing

Our product candidates include proprietary molecules that are multi-specific fusion protein complexes, such as HCW9201, HCW9206, and HCW9218; bispecific fusion protein complexes, such as HCW9302; and an internally-developed affinity ligand used in our manufacturing processes, HCW9101, for which we have generated a high-expressing cell line. We have established internally-developed manufacturing processes for producing these fusion molecules from Chinese hamster ovary (“CHO”) cells at large scale in a cGMP-compliant setting.

We have a long-standing relationship with a contract manufacturing organization, EirGenix, Inc. (“EirGenix”), a third-party global contract development and cGMP manufacturer of biologics, for the manufacture of our internally-developed molecules. By the end of 2019, we successfully launched cGMP production with manufacturing runs of clinical grade materials adequate to support clinical trials. As of December 31, 2023, we successfully completed cGMP production of five molecules of our molecules, including HCW9101, HCW9201, HCW9206, HCW9218, and HCW9302. This includes the quantities of clinical grade materials required to complete the Phase 1/1b/2 clinical trials we have planned during 2024 and 2025, as well as toxicology studies. We expect manufacturing, quality control procedures, and vialing will continue for several molecules in 2024, including additional clinical and research grade materials for our licensee, Wugen.

We currently rely on EirGenix and other third-party manufacturers for the cGMP production of sufficient quantities of our drug product candidates for our clinical trials. Our management team and other internal personnel have extensive cGMP manufacturing experience which allows for seamless technology transfer our proprietary manufacturing methods, as well as the ability to manage the manufacturing and development processes conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions as well as routine quality audits. However, we currently obtain our products from these manufactures on a per project basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential alternative contract manufacturers available to us on commercially reasonable terms to meet our future production requirements, although we may incur some delay and cost in qualifying and re-establishing the manufacturing processes at an alternative facility. We endeavor to mitigate this risk by maintaining an inventory of clinical material that is adequate to complete the clinical trials we expect to initiate in the next 12 months.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida. This facility will serve as our new headquarters. After refitting this building, we expect to have the capabilities for cGMP clinical drug manufacturing, storage, distribution, and quality testing. We expect to relocate to this building and complete FDA validation for this facility in the first half of 2025. We have the flexibility to complete the buildout of the manufacturing facility on a longer schedule, should we choose to delay completion. In the meantime, we will continue to manufacture clinical-grade material with third-party manufacturers. Our staff has expertise in building and running cGMP manufacturing facilities for immunotherapeutics. In addition, our manufacturing process is wholly-owned and developed by us, so we do not expect to be reliant on a third-party for manufacturing expertise or processes.

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

In addition to patents, we also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our internally-developed technology, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and potential collaborators. We also rely on trade secrets relating to our manufacturing process and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of inflammaging that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions, where available.

Internally-Developed Intellectual Property

As of December 31, 2023, the United States Patent and Trademark Office (the “USPTO”) has granted HCW Biologics five patents, including fundamental patents that protect the underlying technology for our two lead product candidates, HCW9218 and HCW9302, as well as patents that protects the underlying technology and use of the molecule HCW9206, which is licensed to Wugen, conveying rights to develop cell-based therapies for cancer. We retain all other rights to HCW9206, including manufacturing rights. Patents that protect the underlying technology for proprietary molecules include:

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

As of December 31, 2023, in addition to five issued U.S. patents, we have two issued Japanese patents and 105 pending patent applications worldwide, including 19 pending U.S. utility patent applications, four pending provisional U.S. patent applications, three pending Patent Cooperation Treaty (“PCT”) application, ten Hong Kong applications, and 84 total pending non-U.S. national phase patent applications and Taiwan patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including: our internally-developed platform, specific chimeric polypeptides developed using our platform, methods of using the chimeric polypeptides both in vivo and in cellular therapy to treat various conditions, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used in combination with our products in the development of novel products or methods of use. We seek protection, in part, through confidentiality and proprietary information agreements.

Our intellectual property portfolio is continually evolving during prosecution of our applications. We own multiple families of patent applications that are directed to our TOBI platform technology and our single-chain and multi-chain chimeric polypeptides and methods of use of these polypeptides alone and in combination.

Single-Chain Chimeric Polypeptides Patent Family

This family includes patents and patent applications with claims directed to compositions of various single-chain chimeric polypeptides created using the TOBI platform. These applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our single-chain chimeric polypeptides. As of December 31, 2023, this family, which includes HCW9302, includes U.S. Patent No. 11,401,324, two pending U.S. utility patent applications, one issued Japanese patent, and 11 pending patent applications filed in Europe, Australia, Canada, Israel, New Zealand, Japan, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

Multi-Chain Chimeric Polypeptides Patent Family

This family includes patents and patent applications with claims directed to compositions of various multi-chain chimeric polypeptides created using the TOBI platform. These applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our multi-chain chimeric polypeptides. As of December 2023, this family, which includes claims encompassing HCW9218, HCW9201, HCW9206, HCW9228, HCW9207, and HCW9212, includes U.S. Patent No. 11,518,792, seven pending U.S. utility patent applications, one issued Japanese patent, and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

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

Methods of Culturing and Methods of Expansion and Proliferation

These two families include patents and patent applications with claims directed to methods of promoting the activation and proliferation of NK cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2023, these two families, which include methods of using HCW9201 and HCW9206, include U.S. Patent No. 11,730,762, U.S. Patent No. 11,738,052, two pending U.S. utility patent applications, and 15 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, South Korea, Singapore, Hong Kong and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these two families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these two families is 2040. Wugen has obtained an exclusive license to these two patent families limited to use in manufacturing certain cellular therapy products.

Treating Age Related Disorders

These four families include a patent and patent applications with claims directed to methods of killing or reducing the number of senescent cells in a subject using our single-chain or multi-chain chimeric polypeptides. As of December 2023, these four families, which include methods of using HCW9218, HCW9228 and HCW9302, include U.S. Patent No. 11,672,826, four pending U.S. utility patent applications, and 33 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, Hong Kong, South Korea, New Zealand, Singapore, and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these three families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these families is 2041. The earliest predicted expiration date of any patent issuing from a patent application in the third of these families is 2040. The earliest predicted expiration date of any patent issuing from a patent application in the fourth of these families is 2042.

Methods of Activating Regulatory T Cells

This family includes patent applications with claims directed to methods of promoting the activation and proliferation of Regulatory T cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2023, this family, which includes methods of using HCW9213 and HCW9302, includes one pending U.S. utility patent application and 10 pending patent applications filed in Australia, New Zealand, Singapore, Israel, Europe, Canada, Japan, China, Hong Kong, and South Korea. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

Antibodies

This family includes patent applications with claims directed to anti-CD26 scFv antibodies. As of December 2023, this family, which includes composition claims for HCW9106, includes one pending U.S. utility patent application and six pending patent applications filed in Australia, Canada, Europe, China, Hong Kong, and Japan. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

The various methods of use of our chimeric polypeptides covered in our portfolio include: ex vivo cellular therapy use; in vivo or injectable use; methods of inducing differentiation of an immune cell into a memory or memory-like immune cell (in vitro or in vivo); methods of stimulating an immune cell (in vitro or in vivo); and methods of inducing or increasing proliferation of an immune cell (in vitro or in vivo). Indications covered in the portfolio broadly include cancers, including solid tumors and hematological cancers; age-related diseases; and infectious diseases. We are also pursuing innovative combinations of use with our chimeric polypeptides and antibodies, which include both known and internally-developed antibodies. Patents that may issue from these HCW Biologics Inc. owned applications are generally expected to expire between the years 2039 to 2041, subject to possible patent term adjustment and/or extension.

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

Trademarks

We have 2 registered U.S. trademarks and two pending U.S. trademark applications for our corporate name and corporate logo. We have an International Registration for the mark HCW BIOLOGICS for pharmaceutical research and development services, among other related services, in Class 42 and four national trademark applications pending therefrom with two registrations issued in the European Union and Japan. In the future, we intend to file applications for trademark registrations in connection with our Company, our product candidates, and other technologies in various jurisdictions, including the United States as the products are further developed.

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

As consideration for the Wugen License, HCWB received shares of Wugen’s common stock, which was equivalent to a 5.6% ownership interest in Wugen as of December 31, 2023. We may receive additional payments in the future, based upon the occurrence of certain development milestones. We will be eligible to receive additional payments for commercialization milestones as well as single-digit royalties for commercial sales once product sales commence.

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

Contract Research Agreements

We have certain contract research agreements with contractors that were entered during the two years ended December 31, 2023 for the (i) hybridoma development, (ii) cell line improvement, and (iii) research to support pre-clinical studies. We own all rights to the resulting intellectual property, including the antibodies, sequences, and data. To date, we have received several sequences and hybridomas from the contractors. For certain contractors, we are obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however no additional future development or financial obligations are due under these contract research agreements.

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

Many of the companies we are competing against, or which we may compete against in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. In addition, we face a constantly changing competitive landscape because of numerous mergers and acquisitions in the pharmaceutical and biotechnology industry, which will concentrate resources among a smaller number of large pharmaceutical companies. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements and co-development deals with large and established companies. These competitors also compete with us in establishing clinical trial sites and patient registration for clinical trials necessary to advance the clinical development of our product candidates.

Although we believe our novel approach is different from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete (or be combined) with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to the products and competitors discussed below.

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

We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of Treg cells, including Amgen, Nektar Therapeutics, Genentech, a member of The Roche Group, Merck & Co., Bristol Myers Squibb Company, and Celgene, a subsidiary of Bristol Myers Squibb Company. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Moderna, and Xencor. We are also aware of other companies with PD-1 agonist programs for the treatment of autoimmune diseases, including AnaptysBio, Celgene, a subsidiary of Bristol Myers Squibb Company, and Eli Lilly & Company.

Numerous companies, including Kite Pharma, Novartis, Bluebird Bio, and Autolus Therapeutics, renowned for their CAR-T cell therapies in oncology, are expanding their research to explore the potential of CAR-T therapies in autoimmune diseases. For instance, Kite Pharma and Novartis are investigating CAR-T treatments for autoimmune conditions like multiple sclerosis (MS) and systemic lupus erythematosus. Similarly, Bluebird Bio is exploring CAR-T cell therapy for diseases such as sickle cell disease and beta-thalassemia, which involve autoimmune components. Autolus Therapeutics is also targeting both cancer and autoimmune diseases like multiple myeloma, acute lymphoblastic leukemia, multiple sclerosis, and systemic sclerosis with CAR-T therapies. This trend underscores a burgeoning interest in utilizing CAR-T cell therapy beyond oncology to tackle autoimmune disorders.

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

Several immune checkpoint inhibitors have been approved for the treatment of a limited number of cancer indications. There are several clinical studies underway for therapeutics to be used in combination with immune checkpoint inhibitors to broaden the number of indications and improve response rates. This market is dominated by a few companies, predominantly Merck & Co. and its product, Keytruda. The opportunity presented by the patent expiry of approved immune checkpoint inhibitors lies in the potential for increased competition and availability of generic or biosimilar versions of these drugs which may result in a loss of market exclusivity and revenue as competition. It may also incentivize innovation and the development of new formulations, combinations, or delivery methods to maintain market share and competitive advantage. The following list summarizes key immune checkpoint inhibitors along the companies that own these drugs and their patent expiration dates:

Product	Associated Company	Key Patent Expiration Date
Pembrolizumab (Keytruda)	Merck & Co	2028
Nivolumab (Opdivo)	Bristol Myers Squibb	2028
Atezolizumab (Tecentriq)	Genentech (Roche)	2024
Durvalumab (Imfinzi)	AstraZeneca	2034
Cemiplimab (Libtayo)	Regeneron Pharmaceuticals and Sanofi	2035
Avelumab (Bavencio)	Merck KGaA and Pfizer	2024

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of U.S. Department of Health and Human Services (“HHA”) waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

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

Further, pursuant to the federal Physician Payments Sunshine Act, enacted as part of the ACA, the Centers for Medicare & Medicaid Services (“CMS”), issued a final rule that requires certain manufacturers of approved prescription drugs that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Further, certain states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases and the price set for newly launched drugs, or to prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

In addition, certain state and non-U.S. laws, such as the General Data Protection Regulation (the “GDPR”) govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act (“CPRA”), which substantially amends the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature.

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

United States Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

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

As of December 31, 2023, we had 45 full-time employees, 33 of whom were engaged in research, clinical development, manufacturing, and quality control activities, and 12 of whom were engaged in administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We are located in Miramar, Florida and were incorporated in the state of Delaware in April 2018.

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

Summary of Key Risk Factors

•
We have incurred significant financial losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
•
There is substantial doubt regarding our ability to continue as a going concern based on our cash and cash equivalents as of December 31, 2023. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
We and our Chief Executive Officer are currently involved in legal proceedings with Altor BioScience, LLC and NantCell (collectively, “Altor/NantCell”) in which Altor/NantCell have alleged, among other things, a claim of trade secret misappropriation and other related claims against us and breach of contract and fiduciary duty, among other claims, against our chief executive officer in arbitration, and an adverse result could have a negative material impact on our business and operations.
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

Since our inception, we have devoted most of our financial resources and all of our efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. For the years ended December 31, 2022 and 2023, we reported a net loss of $14.9 million and $19.7 million, respectively. As of December 31, 2023, we had $3.6 million in cash and cash equivalents, in the balance sheet included in our audited financial statements included elsewhere in this Annual Report. From inception to December 31, 2023, we incurred cumulative net losses of $67.8 million. To date, we have financed our operations primarily through our initial public offering, or the IPO, the sale of our redeemable preferred stock, and to a lesser extent, payments received under our Wugen License for certain rights to two of our internally-developed molecules and proceeds from a Paycheck Protection Program (“PPP”) loan obtained through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was forgiven. Based on our current operating plans, we believe that our cash and cash equivalents as of December 31, 2023, without considering any mitigating effects of financings that occurred after year end, will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report.

Our losses have resulted principally from expenses incurred in the research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, as well as from the significant expenses we have incurred defending ourselves in current disputes with Altor/NantCell and advancing legal expenses of Dr. Wong, each as described further below. We expect to continue to incur significant operating losses for the foreseeable future. The only revenue we have generated to date relates to our Wugen License and the clinical material supply agreement. We have not generated any revenues from product sales. We anticipate that our expenses will increase substantially as we initiate preclinical and clinical studies, scale up our manufacturing process and capabilities to support our clinical studies and grow to scale.

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering and developing additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, accessing manufacturing capacity, establishing marketing capabilities, and ultimately selling any products.. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, if at all to continue as a going concern and advance our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern based only on the cash and cash equivalents as of December 31, 2023. We continuously evaluate whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued. When substantial doubt exists based on this analysis, management evaluates whether the mitigating effect of our plans to raise capital or reduce costs sufficiently alleviates substantial doubt about our ability to continue as a going concern.

We are at the clinical development stage of our Company with no commercial revenues from the products we are developing, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2023, we had cash and cash equivalents of $3.6 million. Our management believes that such cash and cash equivalents will not be sufficient to fund our operating expenses and capital requirements for one year after the date the financial statements included elsewhere in this Annual Report are issued, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

We intend to seek funds through collaborations, strategic alliances, or licensing arrangements with third parties. Such agreements may adversely impact retained rights to our assets, product candidates, future revenue streams and programs, especially those that require regulatory approval.

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the current economic environment may be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing shareholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

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

Our operations have consumed significant amounts of cash since inception. We expect our expenses to increase in connections with our ongoing activities, particularly as we continue to initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to:

•
delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities, or eliminate one or more of our development programs altogether;
•
delay or terminate our plan to build and renovate our manufacturing facility; or
•
delay, limit, reduce, or terminate our efforts to establish manufacturing capacity, establish sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our technologies or product candidates, we will seek to finance our future cash needs through equity offerings, royalty-based or debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, stockholders’ interests may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect our stockholders’ rights. In addition, new debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that further limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, which could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect their ability to oversee the development and potential future commercialization of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

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

A key element of our strategy is to enter into out-licensing arrangements for certain rights to internally-developed molecules that we do not intend to develop into lead product candidates on our own or together with co-development partners. We may not be able to identify licensees, which could lower any return on our investments and increase our need for external funding.

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

As of December 31, 2023, we had 45 full-time employees. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the operation of our business, which is geographically subject to higher incidents of climate events (such as hurricanes and other aggressive weather patterns). Such conditions could result in physical damage to our Miramar headquarters, clinical trial materials, clinical sites, or the facilities of our third-party manufacturing partners. These events could adversely affect our operations and our financial performance. The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions.

Risks Related to the Development and Clinical Testing of Our Product Candidates

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.

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

Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency. Prior to obtaining approval to commercialize our product candidates and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with evidence from adequate and well-controlled clinical trials and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, or be completed on schedule, if at all. These clinical trials can be delayed, suspended, or terminated for a variety of reasons, including but not limited to delays in or failure to obtain regulatory authorization to commence a trial and IRB approval at each site, to reach agreement on acceptable terms with prospective clinical trial sites, or to recruit and enroll suitable patients to participate in a trial. In addition, the results of preclinical and early clinical trials of our product candidates may not be predictive of the results of our later-stage clinical trials. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing objective response rate. In addition, even if the regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

Clinical trials must be conducted in accordance with the FDA’s and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and Ethics Committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, or other regulatory authorities. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

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

Our lead product candidate, HCW9218, is currently being evaluated in multiple clinical trials in cancer indications. Our ability to advance HCW9218 through Phase 2 clinical trials depends on timely completion of current clinical studies, successfully meeting those studies’ objectives, including dose finding and/or optimization for the Phase 2 evaluation, and obtaining FDA authorization to proceed to additional Phase 2 trials. If the FDA does not allow our Phase 2 clinical trials to proceed, we may be required to undertake additional IND-enabling activities or dose finding activities, which would result in further delay and additional costs. If we experience delays in the progression and completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of HCW9218 could be harmed, and our ability to generate revenues from HCW9218 may be delayed. In addition, any delays in our clinical trials would require us to store material which could expose us to inventory risk, increased costs, slow down in development and approval process, as well as jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our other lead product candidate, HCW9302, is currently completing IND-enabling activities for an autoimmune indication. We rely on third-party providers for toxicology testing services for information required to be included in the submission of an IND. Any delays in completing toxicology studies and other IND-enabling activities will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Significant delays in commencing clinical trials could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

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

We may become exposed to costly and damaging product liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. In the United States, marketing approval of a biologic requires the submission of a BLA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the BLA for that product candidate. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes.

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

Our product candidates could fail to receive regulatory approval for many reasons including but not limited to flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate an acceptable risk:benefit profile. In addition, data obtained from clinical trials is susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that it will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals.

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.

For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval.

Moreover, the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:

•
the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•
other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;
•
we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•
we disseminate false or misleading promotional materials relating to the relevant product candidate.

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance.

The recent enactment of FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options; Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended; and Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance. We are considering these and other policy changes as they relate to our programs.

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

Our current and future relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy, and other healthcare laws and regulations, which could expose us to significant penalties, including criminal, civil, and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
the federal civil false claims laws, including the False Claims Act, which can be enforced by civil whistleblower or qui tam actions on behalf of the government, and criminal false claims laws and the civil monetary penalties law, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
•
HIPAA, as amended by HITECH, and their implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
•
Analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives.

Efforts to ensure that our internal business processes and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil and administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not obtain or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Furthermore, government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, the U.S. federal government has shut down repeatedly since 1980, including for a period of 35 days beginning on December 22, 2018. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the ACA was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Healthcare reform initiatives recently culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 11 years for single-source biologics (7 years for drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs. In some states, laws have been enacted to encourage importation of lower cost drugs from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing.

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. The manufacturing capabilities of our suppliers have been impacted as a result of ongoing supply chain delays, and it may not be possible for us to timely manufacture our product candidates at desired levels. Reduced supply may also lead to increased costs for materials, which can adversely impact our business and results of operations There are a limited number of suppliers for raw materials that we use to manufacture our product candidates, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. Reductions or interruptions in any of our third-party manufacturing processes as a result of supply chain delays caused global conflicts, public health emergencies (including a resurgence of a variant of the COVID-19 pandemic or future pandemic) or other reasons could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We currently rely on, and expect to continue to rely on, third parties, including independent clinical investigators, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We currently rely, and expect to continue to rely on, third parties, including independent clinical investigators, to conduct our preclinical studies and clinical trials and to monitor and manage data for our preclinical and clinical programs. We will rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, our reliance on these third parties will not relieve us of our regulatory responsibilities, and we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, including GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We and our Chief Executive Officer are currently involved in legal proceedings with Altor/NantCell, in which Altor/NantCell has alleged, among other things, a claim of trade secret misappropriation and other related claims against us and breach of contract and fiduciary duty, among other claims, against our chief executive officer in arbitration, and an adverse result could have a negative material impact on our business and operations.

On December 23, 2022, a lawsuit was filed by Altor BioScience, LLC and NantCell, Inc., collectively, Altor/NantCell, against the Company in U.S. District Court for the Southern District of Florida (the “Court”), alleging misappropriation of trade secrets under state and federal laws, inducement of breach of contract and breach of fiduciary duty, tortious interference with contractual relations, specific performance, conversion, unjust enrichment, specific performance for assignment of patents and patent applications, constructive trust, and replevin. The complaint against us is based on very similar allegations as those alleged by Altor/NantCell in an arbitration commenced in December 2022 against our Founder and Chief Executive Officer, Dr. Hing C. Wong, who was formerly employed by Altor/NantCell. Altor/NantCell alleges that Dr. Wong purportedly took Altor/ NantCell’s confidential and trade-secret information and used it to form and build competing products for us.

On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS, with an arbitration hearing scheduled for May 20, 2024.

On March 26, 2024, Altor/NantCell gave notice that they are filing a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong, our founder and chief executive officer, in connection with the arbitration discussed above. Prior to the filing of the Complaint, Altor/NantCell had previously sought advancement from the Company and the Company agreed to advance 50% of Dr. Wong’s legal fees going forward from December 2023. On January 8, 2024, Altor/NantCell reserved their right to pursue contribution against the Company for 50% of the amount Altor/NantCell sent for advancement of expenses for Dr. Wong. In the Complaint, Altor/NantCell seek 50% of the fees they have already advanced to Dr. Wong, a declaration that the Company has an obligation to contribute 50% of the advancement of Dr. Wong’s expenses including 50% of Dr. Wong’s expenses incurred in connection with the arbitration through final resolution of the matter, and costs and fees in bringing this action.

We have incurred and expect to continue to incur significant expenses in connection with our defense in the arbitration proceedings with Altor/NantCell. Altor/NantCell has considerable resources available to it; we, on the other hand, are a company in the early stages of our clinical trials with comparatively few resources available to us to engage in costly and protracted litigation. These claims asserted against us have been and are expected to continue to be costly to defend and could limit our ability to use some technologies in the future. They have been, and will be, time consuming, have diverted and will divert our chief executive officer’s, management’s and scientific personnel’s attention, may be used by Altor/NantCell in an effort to generate negative publicity with our customers and investors, and may result in liability for substantial damages and reimbursements. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending ourselves in the current disputes with Altor/NantCell and our advancement of legal expenses of Dr. Wong in connection therewith. There can be no assurance that we will not be required to pay damages or reimburse Altor/NantCell for the amounts they are seeking in connection with these matters. We anticipate that Altor/NantCell may continue to use options available to it through the arbitrator, including filing amended or new demands, other arbitration submissions, public statements and press releases, regardless of merit, in an attempt to disrupt our business and create uncertainty about our future prospects, which could create volatility in the trading price of our common stock or damage to our reputation.

An adverse judgment in the Altor/NantCell arbitration proceedings could require us to pay damages, attorneys’ fees, costs and expenses, or result in injunctive relief, or generate negative publicity, any of which could materially adversely affect our business, financial condition, results of operations, and prospects. We may also in the future be involved with other litigation. We expect that the number of such claims may increase as our scale and the level of competition in our industry segments grows.

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

In addition, indemnity provisions in various agreements and our corporate documents potentially expose us to substantial liability for intellectual property infringement and other claims. In the ordinary course of business, we enter into agreements that may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our clinical trials, breach of warranties or other contractual obligations. In some cases, the indemnification will continue after the termination of the applicable agreement. In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and chief executive officer is subject to a claim from a former employer. We agreed to advance certain defense costs and other expenses, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification, and his former employer is seeking reimbursement from us for advancements it has made on his behalf. The matter is ongoing. If these matters are resolved in favor of the former employer and if we are required to indemnify our founder and chief executive officer for a loss, we may be required to make an indemnity payment. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, be adequate, or cover all liabilities that we may incur. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position.

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

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. Disputes challenging our rights in or to patents or other intellectual property, such as the lawsuit as we are currently facing in our legal proceedings with Altor/NantCell, have been and could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own. In addition, interferences, post-grant proceedings, opposition proceedings, derivation proceedings, or other intellectual property proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications.

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

In addition, the stock market in general, and the Nasdaq Stock Market, or Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Additionally, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors and their respective affiliates beneficially owned approximately 45% of our outstanding voting stock (excluding any stock options exercisable within 60 days of such date held by such persons). Additionally, in February 2024, certain of our directors and officers, in the aggregate, acquired approximately 4% of our outstanding voting stock in private placement of common stock, further increasing the beneficial ownership of these stockholders. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management was required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and a “smaller reporting company,” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems and procedures and we have hired and intend to continue to hire additional accounting and finance staff.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Our operations and the global economy have been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the war in the Middle East, conflict between Russia and Ukraine, and the possibility of a wider European, Middle Eastern, or global conflict, global sanctions imposed in response thereto, or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 1B Unresolved Staff Comments.

None.

Item 1C Cybersecurity.

Risk Management

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise. Our approach includes, among other things:

•
conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K is scheduled on 2024 IT plan;
•
requiring regular cybersecurity training programs for employees, management and directors;
•
comparing our processes to standards set by the National Institute of Standards and Technology (“NIST”);
•
leveraging the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•
operating threat intelligence processes designed to model and research our adversaries;
•
conducting regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•
maintaining copies of production data in two separate locations;
•
running a backup for our data on a daily basis and these files are held for several months;
•
testing the backup and recovery systems frequently;
•
employing a multi-factor authorization for employees who are working remotely, in order to mitigate risks of compromising email accounts; and
•
holding an insurance policy to mitigate risks for cybersecurity incidents.

These approaches vary in maturity across our business and we work to continually improve them.

As part of the above approach and processes, we periodically engage with assessors, consultants, auditors, and other third-parties, including by annually having a third-party review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process, appropriate HCW personnel collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigation.

As of December 31, 2023, we have experienced a few outages which we do not believe impacted the integrity of our data. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Data Privacy and Cybersecurity” included as part of our risk factor disclosures at Item 1A of this Annual Report, which disclosures are incorporated by reference herein.

To date, we have not experienced a material cybersecurity incident and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

Our Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats. At least annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing our ability to mitigate those risks, and discusses such matters with our Operations Administrator, who is supported by Compass MSP, a leading provider of technology managed services. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks may also be considered during separate Board meeting discussions.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer, who has founded and led several biotech companies for over 20 years, all of which have implemented systems and processes to protect sensitive clinical data and patient information. He is supported by our IT consultant, Compass MSP, a leading provider of technology managed services. Our consultant conducts a vulnerability assessment annually and tests our backup and recovery systems frequently.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

Item 2 Properties.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida, as our new headquarters. We will use the new facility for research and development laboratories and facilities for manufacturing, as well as offices for our employees, including clinical development, research, development, quality control, quality assurance, regulatory affairs, and administration. We are in the process of refitting the building for our purposes. Our relocation to the new headquarters is anticipated in the early 2025. We expect our cGMP manufacturing facility to be validated and operational in the first half of 2025. We continue to occupy approximately 12,250 square feet of space in Miramar, Florida under a lease that commenced on March 1, 2024 and expires on February 28, 2025, which we believe is sufficient to meet our current and near-term needs.

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

On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”), which are currently pending before the Court. On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS, with an arbitration hearing scheduled for May 20, 2024.

In addition, on March 26, 2024, Altor/NantCell gave notice that they are filing a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong, our founder and chief executive officer, in connection with the arbitration discussed above. Prior to the filing of the Complaint, Altor/NantCell had previously sought advancement from the Company and the Company agreed to advance 50% of Dr. Wong’s legal fees going forward from December 2023. On January 8, 2024, Altor/NantCell reserved their right to pursue contribution against the Company for 50% of the amount Altor/NantCell sent for advancement of expenses for Dr. Wong. In the Complaint, Altor/NantCell seek 50% of the fees they have already advanced to Dr. Wong, a declaration that the Company has an obligation to contribute 50% of the advancement of Dr. Wong’s expenses including 50% of Dr. Wong’s expenses incurred in connection with the arbitration through final resolution of the matter, and costs and fees in bringing this action.

Although adverse decisions (or settlements) may occur in the legal proceedings described above, it is not possible to reasonably estimate the possible loss or range of loss, if any, associated therewith at this time and, as such, no accrual for these matters has been recorded within our audited financial statements included elsewhere in this Annual Report. If liability is determined, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 4 Mine Safety Disclosures.

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “HCWB”. As of March 15, 2024, 37,823,394 shares of the Company’s common stock were issued and outstanding and were owned by approximately 2,300 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 19, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-256510), as amended, filed in connection with our initial public offering (the “IPO”). Our IPO closed on July 22, 2021, and we issued and sold 7,000,000 shares of common stock at a price to the public of $8.00 per share, for an aggregate amount of $56.0 million. The net proceeds of our IPO were $49.2 million, after deducting underwriting discounts and commissions and other offering costs. The managing underwriter of the IPO was EF Hutton. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We have used the proceeds of our IPO for advancing our clinical development of our lead product candidates HCW9218 and HCW9302, establishing a manufacturing capability, as described in the final prospectus dated July 19, 2021 and filed with the SEC. There has been no material change in our use of the net proceeds from the IPO as described in our final prospectus, filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 21, 2022, other than the application of $7.8 million of IPO proceeds to our defense in legal matters.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Company Overview

HCW Biologics Inc. is a clinical-stage biopharmaceutical company focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and age-related diseases. We believe age-related, chronic, low-grade inflammation, or “inflammaging,” is a significant contributing factor to several diseases and conditions, such as cancer, cardiovascular disease, diabetes, neurodegenerative diseases, and autoimmune diseases. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of protein complexes, known as inflammasomes, in innate immune cells. These two elements share common mechanisms in promoting secretion of proinflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the proinflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases.

Accumulation of senescent cells with a senescence-associated proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. The key to the HCWB immunotherapeutic approach is elimination of senescent cells and the proinflammatory factors they secrete. Our lead product candidates address the two primary processes that promote chronic inflammation, as explained below:

HCW9218. Subcutaneous administration of our clinical-stage, lead drug candidate, HCW9218, activates NK cells, innate lymphoid group-1, and CD8+T cells, and neutralizes TGF-β. This bifunctionality gives HCW9218 the ability to reduce senescent cells as well as eliminate senescence-associated proinflammatory factors that function as a senomorphic. HCW9218 is the basis for our cancer program.

HCW9302. Subcutaneous administration of our preclinical-stage, lead drug candidate, HCW9302, is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. HCW9302 is the basis for our autoimmune program.

Business Highlights

Financing

The Company completed the following transactions with the purpose of raising funds required to launch Phase 2 clinical studies to evaluate HCW9218 in ovarian and pancreatic cancer, continue research on expanded indications beyond cancer for HCW9218, and begin the clinical development of HCW9302:

•
On February 20, 2024, we sold an aggregate of 1,785,718 shares of our common stock to certain of our officers and directors, at a purchase price of $1.40 per share, for an aggregate purchase price of $2.5 million.
•
As of March 31, 2024, the Company entered into legally binding agreements to issue $10.0 million of secured notes from investors, including certain of our officers and directors as well as other investors. We received $2.0 million of funds by the issuance date of the financial statements contained elsewhere in this Annual Report.

On January 10, 2024, we exercised our right to terminate the credit agreement (the “Credit Agreement”), dated April 21, 2023 (“Closing Date”), between the Company and Prime Capital Ventures, LLC (the “Lender”). We had no borrowings under the Credit Agreement. On March 6, 2024, the Lender defaulted on its obligation to refund $5.3 million that we funded on the Closing Date to establish an interest reserve account. Actions have been taken that would benefit the creditors who have terminated their credit agreements and similarly sought to recover funds paid for an interest reserve, including receivership and legal remedies. Given the limited success that these efforts have had to date for the recovery of funds for creditors, the Company recognized a reserve for a credit loss for the full amount of $5.3 million as of December 31, 2023, which is a noncash adjustment in the accompanying statements of cash flow, and an operating cost presented in the accompanying statements of operations. However, we intend to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

As of December 31, 2023, we held $3.6 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern. Since that time, we have entered into agreements to raise $12.5 million of financing, consisting of funds received and legally binding funding commitments. And, we continue with other fundraising efforts that we are targeting to complete in the next three to six months. Under the guidance of Topic 205-40 for going concern assessment, we evaluated whether we mitigated the substantial doubt over our ability to remain a going concern for the next 12 months from the issuance date of the financial statements included elsewhere in this Annual Report. If no additional financings occur after the issuance date, we believe the relevant conditions that brought about substantial doubt can be alleviated if we implement a plan that includes certain adjustments to our strategic and operating plans, such as cutting back on the number of investigative studies and Phase 2 clinical trials we initiate; reducing salaries and other spending, and limiting the amount of cash used to reduce accounts payable, as well as other adjustments to alleviate substantial doubt.

Clinical Development

•
The Phase 1 clinical trial to evaluate HCW9218 in solid tumors and the Phase 1b clinical trial to evaluate HCW9218 in pancreatic cancer were completed in February 2024. In the Phase 1 study, over 70% of patients with ovarian cancer (5/7) showed evidence of stable disease. In the Phase 1b study, 13% (2/15) of patients who participated in the study showed evidence of stable disease. The studies met the primary objective to determine a RP2D.
•
In February 2024, we entered into an agreement with UPMC to conduct an Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy. Patient enrollment is expected to begin in the first half of 2024.
•
In the first half of 2024, we expect to initiate a randomized Phase 2 clinical trial with NCI, operating under our existing CRADA, to evaluate HCW9218 in the treatment of advanced pancreatic cancer in combination with standard-of-care chemotherapy.
•
In the coming year, we are considering expanding our clinical studies to other age-related indications beyond cancer, some of which may be secondary endpoints of studies in cancer indications. For example, we are currently evaluating a Phase 2 clinical studies in skin cancer which could give us an opportunity to evaluate HCW9218 in the treatment of senile lentigo, the age-related disease that is characterized by benign, darkened spots on the skin, as a secondary endpoint of the cancer study.
•
In the coming year, we intend to have our second lead product candidate, HCW9302, enter the clinical stage of development. We are preparing an IND application to evaluate HCW9302 in an autoimmune disease, which we plan to submit in the first half of 2024. There can be no assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

Scientific Publications and Conferences in 2023

•
In April 2023, a poster entitled, “Bifunctional Immunotherapeutic HCW9218 Facilitates Recruitment of Immune Cells from Tumor Draining Lymph Nodes to Promote Antitumor Activity and Enhance Checkpoint Blockade Efficacy in Solid Tumors”, was presented at the 2023 Annual Meeting of the American Association of Cancer Research.
•
In May 2023, a pivotal scientific paper authored by our scientific research team was published in the peer-reviewed journal, Aging Cell, entitled, “Immunotherapeutic Approach to Reduce Senescent Cells and Alleviate Senescence-Associated Secretory Phenotype in Mice.”
•
In November 2023, there was a preliminary human data readout at the 38th Annual Meeting of the Society for Immunotherapy of Cancer conference, from the Phase 1 clinical trial to evaluate HCW9218 in patients with chemo-refractory/chemo-resistant solid tumors.

Trends and Uncertainties

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

Our operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, the war in the Middle East, China-Taiwan relations, financial market volatility and currency movements. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain services and materials, which in some cases impacts the cost and timing of clinical trials and IND-enabling activities. In addition, we have been impacted by inflation when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Further, rising interest rates would also increase borrowing costs to the extent that the Company takes on any additional debt. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. However, the extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

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
•
Expenses related to manufacturing and materials, consisting primarily of expenses incurred in connection with CMOs, which produce cGMP materials for clinical trials on our behalf;
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

During the period ended December 31, 2022, Altor/NantCell, a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS, with an arbitration hearing scheduled for May 20, 2024. In connection with claims brought against Dr. Wong, Altor/NantCell has advancement obligations to him for claims brought against him and is currently advancing half of Dr. Wong’s legal fees while the Company advances the other half of Dr. Wong’s legal fees; however, Altor/NantCell is seeking reimbursement of all the legal fees and expenses it has advanced to Dr. Wong. The Company also has incurred legal expenses on its own behalf in the period ended December 31, 2023, and we expect to continue to incur material costs and expenses in connection with defending the Company in the foregoing legal matters during the first half of 2024.

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

Interest Expense

Interest expense include interest paid on debt.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2023:

	Years Ended December 31,
	2022	2023
Revenues:
Revenues	$6,722,090	$2,841,794
Cost of revenues	(4,135,712)	(2,281,434)
Net revenues	2,586,378	560,360

Operating expenses:
Research and development	9,338,365	7,676,316
General and administrative	8,326,791	13,351,204
Reserve for credit losses	—	5,250,000
Total operating expenses	17,665,156	26,277,520
Loss from operations	(15,078,778)	(25,717,160)
Interest expense	(126,660)	(283,042)
Other (expense) income, net	304,735	1,005,925
Net loss	$(14,900,703)	$(24,994,277)

Revenue

In the year ended December 31, 2022, we recognized $6.7 million of revenue and cost of revenues of $4.1 million. Revenues were derived exclusively from the sale of licensed molecules to our licensee, Wugen. The licensed molecules are one of the inputs for manufacturing Wugen’s products. Revenues included $1.8 million of revenue that was deferred at December 31, 2021. During 2022, we entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA, upon which we determined all requirements for revenue recognition under Topic 606 were met for these transactions for the year ended December 31, 2022. There were no deferred revenues as of December 31, 2022.

In the year ended December 31, 2023, we recognized $2.8 million of revenue and cost of revenues of $2.3 million. Revenues were derived exclusively from the sale of licensed molecules to Wugen. Wugen limited its purchases in 2023, due primarily to changes in its clinical development program and delays in ramping up its manufacturing process. There were no deferred revenues as of December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2023:

	Years Ended December 31,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$3,146,472	$2,940,979	$(205,493)	(7)%
Manufacturing and materials	2,421,953	1,280,351	(1,141,602)	(47)%
Preclinical expenses	2,178,411	1,607,601	(570,810)	(26)%
Clinical trials	795,749	1,059,731	263,982	33%
Other expenses	795,780	787,654	(8,126)	(1)%
Total research and development expenses	$9,338,365	$7,676,316	$(1,662,049)	(18)%

Research and development expenses decreased by $1.7 million, or 18%, from $9.4 million for the year ended December 31, 2022 to $7.7 million for the year ended December 31, 2023. This decrease was primarily attributable to decreased expenses for manufacturing and materials, preclinical expenses and performance-based bonuses.

Salaries, benefits and related expenses decreased by $205,493, or 7%, from $3.1 million for the year ended December 31, 2022 to $2.9 million for the year ended December 31, 2023. This decrease was primarily attributable to decreases of $185,651 in performance-based bonuses and $115,200 for allocation of costs from salaries, benefits and related expenses to cost of goods sold.

These decreases were partially offset by increases of $43,970 for health insurance and other benefits and $29,640 for payroll and withholding taxes.

Manufacturing and materials expenses decreased by $1.2 million, or 47%, from $2.4 million for the year ended December 31, 2022 to $1.3 million for the year ended December 31, 2023. In the year ended December 31, 2022, costs were primarily attributable to a 1,000 L GMP run for HCW9218 and completion of a 200 L cGMP run of HCW9302, including finalizing manufacturing reports, fill and finish activities. In the year ended December 31, 2023, the nature of manufacturing activities changed, as we completed a major manufacturing run for our clinical-stage molecules, HCW9218. For the year ended December 31, 2023, the costs we incurred were primarily for production activities associated with the master cell bank characterization for the high-expressing version of HCW9101 and ancillary activities such as shipping, insurance and storage.

Expenses associated with preclinical activities decreased by $570,810 or 26%, from $2.2 million for the year ended December 31, 2022 to $1.6 million for the year ended December 31, 2023. This decrease was primarily attributable to a decline in costs for completing toxicology studies related to IND-enabling activities. In the year ended December 31, 2022, expenses were related primarily to the cost of toxicology studies and experimental materials in connection with IND-enabling activities required to prepare our IND application to the FDA for permission to conduct a Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune indication, alopecia areata. In the year ended December 31, 2023, toxicology and other IND-enabling studies were winding down, and we began the process of preparing the IND for submission, which we intend to submit in the first half of 2024. We experienced delays in completing the toxicology studies, as the service provider we engaged had a large backlog of projects due to the government-mandated shutdown during COVID-19 outbreaks.

Expenses associated with clinical trials including professional fees related to regulatory filings, increased by $263,982, or 33%, from $795,749 for the year ended December 31, 2022 to $1.1 million for the year ended December 31, 2023. We anticipate expenses related to clinical activities will increase substantially in the future, as we enter Phase 2 clinical trials to evaluate HCW9218 in ovarian and pancreatic cancer, as well as other indications. HCW9218 entered clinical stage in the first half of 2022, upon the initiation of an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota to evaluate HCW218 in chemo-refractory/chemo-resistant solid tumors, such as breast, ovarian, prostate and colorectal cancers. A Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in advanced pancreatic cancer initiated in October 2022. Both of these studies completed patient enrollment, dosing and the safety-evaluation period in February 2024.

Other expenses, which include overhead allocations, decreased by $8,126, or 1%, from $795,780 for the year ended December 31, 2022 to $787,654 for the year ended December 31, 2023. This decrease is primarily attributable to a decrease in travel and travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expense for the years ended December 31, 2022 and 2023:

	Years Ended December 31,
	2022	2023	$ Change	% Change
Salaries, benefits and related expenses	$3,379,264	$3,216,860	$(162,404)	(5)%
Professional services	2,374,526	7,829,568	5,455,042	230%
Facilities and office expenses	408,562	634,080	225,518	55%
Depreciation	338,458	266,763	(71,695)	(21)%
Rent and occupancy expense	132,739	156,807	24,068	18%
Other expenses	1,693,242	1,247,126	(446,116)	(26)%
Total general and administrative expenses	$8,326,791	$13,351,204	$5,024,413	60%

General and administrative expenses increased by $5.0 million, or 60%, from $8.3 million for the year ended December 31, 2022 to $13.4 million for the year ended December 31, 2023. In addition, there was an increase in professional fees, primarily related to legal fees associated with the Altor/NantCell matter.

Salaries, benefits and related expenses decreased by $162,404, or 5%, from $3.4 million for the year ended December 31, 2022 to $3.2 million for the year ended December 31, 2023. The decrease was primarily due to a decrease of $343,412 related to performance-based bonuses and $119,910 related to equity awards granted to officers and executives, which were partially offset by increases of $217,894 in salaries and wages and $61,377 for health insurance and other benefits.

Professional services increased by $5.4 million, or 230%, from $2.4 million for the year ended December 31, 2022 to $7.8 million for the year ended December 31, 2023. The increase primarily consisted of a $5.0 million increase in fees for legal services related to the Altor/NantCell matter. Fees for professional services other than legal advisors, such as auditors and tax advisors, increased by $152,424 for the year ended December 31, 2023 versus the comparable period in 2022. Fees paid for consulting services, such as investor relations and public relations, decreased by $117,492 for the year ended December 31, 2023 versus the comparable period in 2022.

Facilities and office expenses increased by $225,518, or 55%, from $408,562 for the year ended December 31, 2022 to $634,080 for the year ended December 31, 2023, primarily due to increases of $147,922 in software license fees and $77,596 in costs for office services and equipment.

Other expenses decreased by $446,116, or 26%, from $1.7 million for the year ended December 31, 2022 to $1.3 million for the year ended December 31, 2023. The decrease is primarily due to a decrease of $580,486 in insurance costs associated with being a public company, partially offset by an increase of $110,412 in Delaware franchise taxes.

Reserve for credit losses

The Company recognized a Reserve for credit losses of $5.3 million, reflecting our conclusion that it was not probable that we would recover the interest reserve deposit established upon entering the credit agreement with Prime Capital Ventures (the “Lender”) based on facts known as of December 31, 2023. Subsequent to December 31, 2023, the Lender defaulted on its obligation to refund the interest reserve deposit.

Interest

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the term loan will accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $126,660 and $283,042 for interest on this loan for the years ended December 31, 2022 and 2023, respectively.

Other Income, Net

Other income, net increased by $701,190, from $304,735 for the year ended December 31, 2022 to $1.0 million for the year ended December 31, 2023. The increase is primarily attributable to an increase in interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. Other income includes rental income. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date. In the year ended December 31, 2023, the lease terminated. We received rental income of $115,915 and $185,941 in the years ended December 31, 2022 and 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, our principal source of liquidity was $3.6 million in cash and cash equivalents, including money market investments. While there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months based on this liquidity, some of the elements of our plans to raise additional capital were probable of being implemented and alleviated the relevant conditions causing substantial doubt over our ability to operate as a going concern. Since December 31, 2023, there have been financings for $12.5 million, consisting of funds received and legally binding funding commitments. On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share. As of March 31, 2024, we entered into an agreement to issue $10.0 million of secured notes, of which $2.0 million funded prior to filing this Annual Report. The secured notes were sold to certain of our officers and directors as well as other investors. We expect our principal sources of liquidity will continue to be our cash and cash equivalents, various non-dilutive financings such as debt and out-licensing agreements for non-core assets, as well as equity financings.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan, secured by the building. The remainder of the purchase price was funded with cash. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. There is no prepayment penalty. As of December 31, 2023, a balance of $6.4 million remains due for this obligation, $6.3 million of which is classified as a noncurrent liability included in Debt, net in the balance sheet included in the audited financial statements included elsewhere in this Annual Report. As of December 31, 2023, we were in compliance with all covenants under the loan agreement and related documents.

Our plans include other financings which we are targeting to complete in the next three to six months. However, if we are not successful in raising additional capital, management is prepared to put a plan in place that we believe will make necessary adjustments to our operations such that our cash and cash equivalents as of December 31, 2023, funds the Company received since year end, and funds the Company expects to receive from legally binding commitments obtained since year end are sufficient to meet our capital requirements and fund our operations for at least the next 12 months. In order to mitigate the relevant conditions giving rise to substantial doubt, it may be necessary to delay, reduce, or eliminate some of our product development programs, our efforts to establish manufacturing capacity, headcount and other operating costs, as well as our commercialization efforts. We have based our projections on assumptions, including our existing commitments and contingencies, that may prove to be incorrect, and we may use all of our available capital sooner than we expect.

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

Summary of Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2023:

	Years Ended December 31,
	2022	2023
Cash used in operating activities	$(10,386,110)	$(22,514,121)
Cash provided by investing activities	14,708,392	3,797,400
Cash provided by (used in) financing activities	6,273,397	(14,534)
Net increase (decrease) in cash and cash equivalents	$10,595,679	$(18,731,255)

Operating Activities

Net cash used in operating activities was $10.4 million for the year ended December 31, 2022 and $22.5 million for the year ended December 31, 2023.

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

Cash used in operating activities for the year ended December 31, 2023 consisted primarily of a net loss of $22.5 million, which includes a $5.3 million noncash charge for reserve for credit losses related to the full impairment of the interest reserve deposit. Other cash used in operating activities includes $5.3 million to establish the interest reserve account which occurred in April 2023; $1.1 million cash decrease arising from an increase in accounts receivable; and $326,742 cash decrease arising from a decrease in a lease liability. These uses were partially offset primarily by a $432,410 cash increase arising from a decrease in prepaid expenses and other assets; a $1.6 million cash increase arising from an increase in accounts payable and other liabilities; and a net increase of $7.3 million arising from adjustments for noncash expenses, consisting of $5.3 million for reserve for credit losses, $1.0 million for stock-based compensation expense, $1.1 million for depreciation and amortization expense, partially offset by a decrease of $248,445 for net unrealized gain on investments.

Investing Activities

For the year ended December 31, 2022, cash provided by investing activities was $14.7 million, consisting of proceeds for maturity of short-term investments of $25.0 million, offset by $10.0 million of cash used to purchase the property which we intend to convert to our new headquarters and manufacturing facility.

For the year ended December 31, 2023, cash provided by investment activities was $3.8 million, consisting of proceeds for maturity of short-term investments of $10.0 million, offset by $6.2 million of cash used for construction of our new headquarters and manufacturing facility.

Financing Activities

For the year ended December 31, 2022, cash provided by financing activities was $6.3 million, consisting primarily of net proceeds of issuance of debt reflecting the $6.5 million loan used to fund the purchase of the Company's new headquarters.

For the year ended December 31, 2023, cash used in financing activities was $14,534, consisting of cash used for debt repayment of $38,273, offset by cash provided by proceeds from the issuance of common stock of $23,739.

Contractual Obligations and Commitments

As of December 31, 2023, we had $28,693 of obligations remaining in the lease terms for non-cancellable operating lease agreements related to our facilities in Miramar, Florida. Effective March 1, 2022, we entered into a lease extension for our current location for a period of two years, ending February 29, 2024. On January 30, 2024, we entered into a new one-year lease for the same location, effective March 1, 2024. The remaining lease payments under the new short-term lease is $274,823.

We have commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2023, we are under contract for obligations of $1.2 million that we expect to pay during the year ending December 31, 2024. As of December 31, 2023, we had commitments to fund $6.9 million in construction costs, related to the buildout of our new headquarters and manufacturing facility.

In the normal course of business, we enter into contracts for non-clinical studies, preclinical testing, and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancellable obligations under these agreements are not material.

Cogent Loan Agreement

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property that will become our new headquarters. The agreement provides for a term loan of up to $6.5 million. Amounts outstanding on the term loan will accrue interest at a fixed rate per annum equal to 5.75%. We were obligated to make interest-only payments on the term loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year amortization schedule, commencing September 15, 2023 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 15, 2027. Our obligations under the agreement are secured by, among other things, a mortgage on our new corporate headquarters and related real property. As of December 31, 2023, $6.4 million was outstanding under the term loan and we were in compliance with all loan covenants.

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

As of December 31, 2022 and 2023, we had available federal net operating loss (“NOL”) carryforwards of $31.3 million and $40.0 million, respectively. We also had available state NOLs carryforwards of approximately $32.5 million and $40.0 million, as of December 31, 2022 and 2023, respectively. The federal and state NOLs will carryforward indefinitely. The federal NOLs are available to offset 80% of taxable income for state taxes for tax years starting after 2020. In addition, we had federal research and development credits carryforwards of $720,165 and $1.3 million, as of December 31, 2022 and 2023, respectively. These credits are available to reduce future federal income taxes, if any, and carryforwards expire from 2038 through 2043 and are subject to review and possible adjustment.

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

Emerging Growth Company and Smaller Company Reporting Status

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

We may remain classified as an EGC until the December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Item 8 Financial Statements and Supplementary Data.

HCW Biologics Inc.

Index to Financial Statements

Years ended December 31, 2022 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HCW Biologics Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of HCW Biologics Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and itscash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Liquidity and going concern

As discussed in Note 1 to the financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its ongoing operations. Management's evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

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

Miami, FL

April 1, 2024

HCW Biologics Inc.

Balance Sheets

	December 31,	December 31,
	2022	2023

ASSETS
Current assets:
Cash and cash equivalents	$22,326,356	$3,595,101
Short-term investments	9,735,930	—
Accounts receivable, net	417,695	1,535,757
Prepaid expenses	1,394,923	1,042,413
Other current assets	196,015	230,916
Total current assets	34,070,919	6,404,187
Investments	1,599,751	1,599,751
Property, plant and equipment, net	10,804,610	20,453,184
Other assets	333,875	56,538
Total assets	$46,809,155	$28,513,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,226,156	$6,167,223
Accrued liabilities and other current liabilities	1,730,325	2,580,402
Total current liabilities	2,956,481	8,747,625
Debt, net	6,409,893	6,304,318
Other liabilities	14,275	—
Total liabilities	9,380,649	15,051,943
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 35,876,440 shares issued at December 31, 2022; 250,000,000 shares authorized and 36,025,104 shares issued at December 31, 2023	3,588	3,603
Additional paid-in capital	82,962,964	83,990,437
Accumulated deficit	(45,538,046)	(70,532,323)
Total stockholders’ equity	37,428,506	13,461,717
Total liabilities and stockholders’ equity	$46,809,155	$28,513,660

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Operations

	Years Ended December 31,
	2022	2023
Revenues:
Revenues	$6,722,090	$2,841,794
Cost of revenues	(4,135,712)	(2,281,434)
Net revenues	2,586,378	560,360

Operating expenses:
Research and development	9,338,365	7,676,316
General and administrative	8,326,791	13,351,204
Reserve for credit losses	—	5,250,000
Total operating expenses	17,665,156	26,277,520
Loss from operations	(15,078,778)	(25,717,160)
Interest expense	(126,660)	(283,042)
Other (expense) income, net	304,735	1,005,925
Net loss	$(14,900,703)	$(24,994,277)
Net loss per share, basic and diluted	$(0.42)	$(0.70)
Weighted average shares outstanding, basic and diluted	35,822,249	35,929,446

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Changes in Stockholders’ Equity

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	35,768,264	$3,577	81,827,006	$(30,637,343)	$51,193,240
Issuance of Common Stock upon exercise of stock options	108,176	11	15,767	—	15,778
Stock-based compensation	—	—	1,120,191	—	1,120,191
Net loss	—	—	—	(14,900,703)	(14,900,703)
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	148,664	15	23,724	—	23,739
Stock-based compensation	—	—	1,003,749	—	1,003,749
Net loss	—	—	—	(24,994,277)	(24,994,277)
Balance, December 31, 2023	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Cash Flows

	Years Ended December 31,
	2022	2023
Cash flows from operating activities:
Net loss	$(14,900,703)	$(24,994,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,854	1,135,184
Stock-based compensation	1,120,191	1,003,749
Unrealized loss (gain) on investments, net	186,370	(248,445)
Realized (gain) on investments	—	(15,625)
Changes in the carrying amount of right-of-use asset	2,089	(1,671)
Reserve for credit losses	—	5,250,000
Changes in operating assets and liabilities:
Accounts receivable	(284,695)	(1,118,061)
Deposit for interest reserve	—	(5,250,000)
Prepaid expenses and other assets	2,482,822	432,410
Accounts payable and other liabilities	418,208	1,619,357
Operating lease liability	(128,246)	(326,742)
Net cash used in operating activities	(10,386,110)	(22,514,121)
Cash flows from investing activities:
Purchases of property and equipment	(10,275,128)	(6,202,600)
Proceeds for sale or maturities of short-term investments	24,983,520	10,000,000
Net cash provided by investing activities	14,708,392	3,797,400
Cash flows from financing activities:
Proceeds from issuance of common stock	15,778	23,739
Proceeds from issuance of debt, net	6,448,166	—
Offering costs	(190,547)	—
Debt repayment	—	(38,273)
Net cash provided by (used in) financing activities	6,273,397	(14,534)
Net increase (decrease) in cash and cash equivalents	10,595,679	(18,731,255)
Cash and cash equivalents at the beginning of the period	11,730,677	22,326,356
Cash and cash equivalents at the end of the period	$22,326,356	$3,595,101
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$126,660	$283,042
Noncash operating, investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$192,686	$—
Capital expenditures accrued, but not yet paid	$—	$4,240,593
Reserve for credit losses	$—	$5,250,000

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Notes to the Financial Statements

December 31, 2022 and 2023

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

Liquidity and Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), we are required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of our financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of December 31, 2023, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to December 31, 2023, the Company incurred cumulative net losses of $67.8 million. As of December 31, 2023, the Company had $3.6 million in cash and cash equivalents, compared to $22.3 million as of December 31, 2022. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. As a result of these conditions substantial doubt about the Company’s ability to continue as a going concern was raised.

To date, we have funded operations primarily through the sale of stock and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the year ended December 31, 2022 and 2023, the Company recognized revenues of $6.7 million and $2.8 million, respectively, generated from the supply of clinical and research grade material to Wugen.

Under the Company’s policy for its going concern assessment under Topic 205-40, future receipt of potential funding from partnerships, equity or debt issuances or other transactions is considered probable if a transaction is approved by the Board of Directors and the Company has entered into legally binding agreements. As of March 31, 2024, the Company has closed or entered into binding legal agreements for additional financings of $12.5 million. On February 20, 2024, in a $2.5 million private placement of common stock, the Company sold an aggregate of 1,785,718 shares to certain officers and directors. As of March 31, 2024, the Company entered into an agreement to issue $10.0 million of secured notes (the “Secured Notes”), of which $2.0 million funded prior to the issuance date of the accompanying financial statements. The Secured Notes were sold to certain officers and directors of the Company as well as other investors.

Management plans to pursue additional sources of capital. Future financings may be from non-dilutive funding sources such as bank or debt financing, out-licensing rights to technology or markets, cooperative agreements for clinical trials, or other business development transactions, which may include the issuance of additional equity financing and/or third-party collaboration funding. If the Company is not successful in raising additional capital, management has the intent and ability to streamline its business plan and reduce costs. The Company believes that, as a result of these plans, it has sufficient liquidity and probable financing to meet the Company’s funding requirements for at least 12 months from the issuance date of the accompanying financial statements. In implementing a streamlined business plan the Company may be forced to delay, reduce, or eliminate some of its product development programs, efforts to establish manufacturing capacity, headcount and other operating costs, as well as commercialization efforts. Projections are based on assumptions, including the Company’s existing commitments and contingencies, that may prove to be incorrect, and the Company may use available capital sooner than expected.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

For the year ended December 31, 2023, the Company recognized revenues of $2.8 million. All of the Company's revenues were derived from the supply of clinical grade material to Wugen under the supply agreement between Wugen and the Company, as contemplated in the Wugen License. As of December 31, 2023, there was a balance of $1.5 million in accounts receivable related to sales to Wugen on the accompanying audited balance sheet, and the Company believes that collection of these amounts are probable. Since December 24, 2020, the Company holds 2,174,311 shares of Wugen common stock, which were received as consideration for the Wugen License on December 24, 2020. Currently, these shares represent a 5.6% equity ownership interest of Wugen, based on fully diluted, issued and outstanding shares as of December 31, 2023. The Company has not been able to realize any benefit from the sale of these shares, as they are not currently traded on any public market and thus have limited marketability.

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) with Wugen for the supply of materials for clinical development of licensed products. The terms set forth in the MSA were not sufficient to meet all the requirements for the Company to determine that a contract existed for a transaction. In order for a contract to exist, additional terms for each transaction require the Company to enter into a statement-of-work (“SOW”) for each purchase. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period. Any such revisions are recorded on a cumulative catch-up basis, noting no material revisions during the year ended December 31, 2023. For each in process SOW, amounts are billed in the same quarter the costs are incurred.

On March 14, 2022, the Company entered into SOWs with Wugen for each of the then-current and historical purchases of clinical and research grade materials under the MSA. As a result, the Company determined that all requirements were met to qualify as contracts under Topic 606 for the related transactions covered by these SOWs. For the years ended December 31, 2022 and 2023, the Company recognized revenues related to sale of development supply materials to Wugen of $6.7 million and $2.8 million, respectively.

Accounts Receivable, Net

Accounts receivable is presented in accordance the current expected credit losses (“CECL”) impairment model as required under Topic 326. The Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. As of December 31, 2022 or December 31, 2023, the Company determined that a reserve for expected credit losses was not required. No accounts were written off during the periods presented..

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. In the year ended December 31, 2021, there was a balance of $1.8 million in deferred revenues in the Company's balance sheet, all of which were recognized as revenue in the year ended December 31, 2022. There were no deferred revenue balances as of December 31, 2022 or 2023.

Investments

The Company holds a minority interest in Wugen. The underlying shares of common stock are not traded on any public market and thus have limited marketability. The Company does not have significant influence over the operating and financial policies of Wugen. As a result, the Company has accounted for this investment using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment was recognized during the years ended December 31, 2022 and 2023.

The Company invested net proceeds of its IPO in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2022, the Company held $9.7 million in U.S. Treasury bills included in Short-term investments in the balance sheet included in the audited financial statements. As of December 31, 2023, the Company had no Short-term investments.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases right of use (“ROU”) assets are included in Other assets, and operating liabilities are included in Accrued liabilities and other current liabilities, and Other liabilities on the balance sheets included in the audited financial statements. ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately. For short-term leases with a term of one year or less, the Company uses the practical expedient and does not record an ROU asset for such short-term leases.

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

The Company records an accrued expense for the estimated costs of its contract manufacturing activities performed by third parties if there is no invoice. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, the Company assesses whether the production process is sufficiently defined to be considered the delivery of a good, as evidenced by predictive or contractually required yields in the production process, or the delivery of a service, where processes and yields are developing and less certain. If the Company considers the process to be the delivery of a good, the Company recognizes the expense when the drug product is delivered, or otherwise bears risk of loss. If the Company considers the process to be the delivery of a service, the expense is recognized based on its best estimates of the contract manufacturer’s progress towards completion of the stages in the contracts. The Company recognizes and amortizes upfront payments and accrues for liabilities based on the specific terms of each arrangement. Arrangements may provide upfront payments for certain stages of the arrangement and milestone payments for the completion of certain stages, and, accordingly, may result in advance payments for services that have not been completed or goods not delivered and liabilities for stages where the contract manufacturer is entitled to a milestone payment.

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

Debt Issuance Costs

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

The Company’s tax positions may be subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2022 and 2023, and has not recognized interest or penalties in its statements of operations for the years ended December 31, 2022 and 2023.

Tax Credit Receivable

The Company may be eligible for research and development credits for its research and development activities, in accordance with Internal Revenue Code (“I.R.C.”) § 41(c). The credits are generally available to offset income tax liabilities. As of December 31, 2022 and 2023, the outstanding payroll tax receivables is included in Other current assets in the balance sheet.

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

Recently Issued Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). It requires the use of the current expected credit losses (CECL) impairment model for a broad scope of financial instruments, including financial assets measured at amortized cost (which includes loans, held-to-maturity debt securities and trade receivables), net investments in leases, and certain off-balance sheet credit exposures. The CECL model requires the immediate recognition of estimated expected credit losses over the life of the financial instrument. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events. For accounts receivable, the Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. For other asses, the measurement approach used by the Company may be based on the probability-of-default method, under which expected credit losses are determined by multiplying the probability of default (i.e., the probability the asset will default within the given time frame) by the loss given default (the percentage of the asset not expected to be collected because of default). The Company adopted CECL on January 1, 2023 on a prospective basis and it had no impact on the Company’s financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07) which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Company for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has one reportable segment and is evaluating the impact of the standard on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires significant disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively and is effective for the Company for fiscal periods beginning after December 15, 2024. The Company is evaluating the impact of the standard on the Company’s financial statements.

2. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At December 31,
	2022	2023
Land	$2,150,038	$2,150,038
Building	6,105,570	6,105,570
Property	1,767,231	1,767,231
Laboratory equipment	2,115,153	2,146,637
Office equipment	209,405	225,369
Furniture and fixtures	292,045	292,045
Leasehold improvements	349,976	354,276
Construction in progress	52,414	10,443,859
	$13,041,832	$23,485,025
Less: Accumulated depreciation and amortization	(2,237,222)	(3,031,841)
Property, plant and equipment, net	$10,804,610	$20,453,184

Construction in progress of $10.4 million represents direct costs of construction and equipment incurred for the Company’s new research lab and manufacturing facilities, that are not ready for their intended use. Depreciation and amortization expense for the year ended December 31, 2022 was $589,608, of which $441,698 is included in research and development expenses. Depreciation and amortization expense for the year ended December 31, 2023 was $794,619, of which $541,679 is included in research and development expenses.

During the year ended December 31, 2023, the Company capitalized interest expense of $95,627, into Construction in progress.

3. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government backed securities with maturity dates up to one year, accounts payable and accrued liabilities, are measured at approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2022 and 2023:

	At December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,458,020	$—	$—	$19,458,020
Treasury notes	9,735,930	—	—	9,735,930
Total	$29,193,950	$—	$—	$29,193,950

	At December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,626,129	$—	$—	$1,626,129
Total	$1,626,129	$—	$—	$1,626,129

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

As of December 31, 2022 and 2023, Investments had a balance of $1.6 million, reflecting the investment in Wugen, which the Company continues to carry at cost since no public market exists for these securities and no impairment adjustments have been necessary since the acquisition date.

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

As of December 31, 2023, the Company had a balance of $2.6 million included in Accrued liabilities and other current liabilities in the balance sheet included in the audited financing statements, consisting of $392,000 for construction expenses, $105,000 for manufacturing expenses, $1.1 million for legal expenses, $262,000 for clinical expenses, $365,000 in bonus expense, $160,000 for salary expenses, $119,000 for the current portion of long-term debt, $28,500 in lease liability and $68,500 of other liabilities.

6. Debt, Net

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank (“Cogent”), pursuant to which it received $6.5 million in gross proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. The Company is in compliance with all covenants as of December 31, 2023.

As of December 31, 2022, the Company had $6.5 million in gross principal outstanding in a loan under the 2022 Loan Agreement. An interest-only period is one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty. As of December 31, 2023, the current portion of $119,398 is included in Accrued liabilities and other current liabilities, and the noncurrent portion of $6.3 million is included in Debt, net in the balance sheet included in the audited financial statements.

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

Maturities per Year
2024	$119,398
2025	127,623
2026	135,266
2027	6,079,440
Total Debt	$6,461,727

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

8. Preferred Stock

At December 31, 2022 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized and no shares issued.

9. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Years Ended December 31,
	2022	2023
Numerator:
Net loss	$(14,900,703)	$(24,994,277)
Denominator:
Weighted-average common shares outstanding	35,822,249	35,929,446
Net loss per share, basic and diluted	$(0.42)	$(0.70)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At December 31,
	2022	2023
Common stock options	1,867,458	1,779,338
Potentially dilutive securities	1,867,458	1,779,338

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

The following summarizes the Company’s stock option activity for the years ended December 31, 2022 and 2023:

	Shares	Weighted	Weighted Average
	Issuable	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2021	1,770,739	2.96	9.0 years	$1,124,215
Granted	237,364	2.33
Exercised	(108,176)	0.15
Forfeited or cancelled	(31,441)	0.41
Expired	(1,028)	0.21
Outstanding at December 31, 2022	1,867,458	3.11	8.5 years	$671,878
Exercisable at December 31, 2022	473,686	3.06	8.3 years	$198,258

Outstanding at December 31, 2022	1,867,458	3.11	8.5 years	$671,878
Granted	91,000	1.88
Exercised	(148,664)	0.16
Forfeited or cancelled	(26,342)	1.86
Expired	(4,114)	3.40
Outstanding at December 31, 2023	1,779,338	3.31	7.7 years	$238,210
Exercisable at December 31, 2023	942,998	3.07	7.6 years	$173,385

The exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options as of the reporting date. The intrinsic value of stock options exercised during the years ended December 31, 2022 and 2023 was $231,301 and $202,917, respectively. The weighted-average fair value of options granted during the years ended December 31, 2022 and 2023 was $1.71 and $1.42 per share, respectively.

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

Fair Value of Common Stock—Since the completion of our initial public offering on July 19, 2021, the fair value of each share of common stock underlying stock option grants is based the quoted market price on the primary stock exchange on which our common stock is traded on the day the stock award or option is granted.

Expected term—The expected term of stock options is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

Expected volatility—The expected volatility was derived from the historical stock volatilities of comparable peer public companies within our industry.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury Bond in effect at the time of grant for periods corresponding with the expected term.

Dividend yield—The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

For the years ended December 31, 2022 and 2023, the fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2022	2023
Expected term (years)	5.73	5.71
Expected volatility	88.05%	89.90%
Risk-free interest rate	3.29%	3.99%
Dividend yield	—	—
Fair value underlying common stock	$1.71	$1.42

For the year ended December 31, 2022, for options with service-based vesting conditions, the Company recognized $62,473 of employee stock-based compensation expense in research and development expenses and $1,057,718 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements. For the year ended December 31, 2023, for options with service-based vesting conditions, the Company recognized $65,941 of employee stock-based compensation expense in research and development expenses and $937,808 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements.

As of December 31, 2023, the Company had an aggregate of $1.8 million of unrecognized employee stock-based compensation cost for options with service-based vesting, which is expected to be recognized over a weighted average vesting period of 1.62 years.

11. Employee Benefit Plan

The Company offers a defined contribution savings plan (the “Benefit Plan”) under Section 401 of the Internal Revenue Code for all eligible employees. The Benefit Plan allows for discretionary contributions which are limited to the maximum allowable for federal tax purposes. The total expense related to the discretionary payments made by the Company to the Benefit Plan for the years ended December 31, 2022 and 2023 was $171,215 and $184,214, respectively.

12. Collaborative Arrangements

The Company has certain contract research agreements with contractors that were entered during the two years ended December 31, 2023 for the (i) hybridoma development, (ii) cell line improvement, and (iii) research to support pre-clinical studies. We own all rights to the resulting intellectual property, including the antibodies, sequences, and data. For certain contractors, the Company is obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however no additional future development or financial obligations are due under these contract research agreements as of December 31, 2022 or 2023.

13. Income Taxes

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2022 and 2023.

The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (percent data):

Rate Reconciliation	2022		2023
Net Loss Before Taxes	$(14,900,703)		$(24,994,277)
Benefit at statutory rate	(3,129,148)	21.00%	(5,248,798)	21.00%
State tax benefit net of federal benefit	(655,142)	4.40%	(1,027,320)	4.11%
Permanent book/tax differences	64,106	(0.43%)	31,046	(0.12%)
Other adjustments	8,545	(0.06%)	—	0.00%
R&D credit carryforward	(512,967)	3.44%	(540,777)	2.16%
Change in valuation allowance	4,224,606	(28.35%)	6,785,849	(27.15%)
Income tax expense/(benefit)	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2023 are presented below:

	2022	2023
Deferred tax assets:
Federal net operating loss carryforward	$6,569,874	$8,403,928
State net operating loss carryforward	1,411,041	1,738,257
Capitalized section 174 R&D expenses	2,121,015	3,872,297
Reserve for credit losses	-	1,330,613
R&D credit	720,165	1,260,942
Accrued expenses	151,255	123,408
Capitalized legal fees for patents	177,405	1,235,488
Stock-based compensation	341,038	566,396
Charitable contributions	65	65
Unrealized gain/loss	59,314	—
ROA asset	530	106
Depreciable assets	47,037	—
Total deferred tax assets	11,598,739	18,531,500
Deferred tax Liabilities:
Unrealized gain/loss	$—	$(5,238)
Depreciable assets	—	(127,474)
Deferred revenue/costs	—	(14,202)
Total deferred tax liability	—	(146,914)
Net deferred tax asset	11,598,739	18,384,586
Less: valuation allowance	(11,598,739)	(18,384,586)
Net deferred tax asset (after valuation allowance)	$—	$—

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2023, after consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $18.4 million is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. During the year ended December 31, 2023, the valuation allowance increased by $6.8 million.

As of December 31, 2022 and 2023, the Company had available federal NOL carryforwards of $31.3 million and $40.0 million, respectively. The Company also has available state NOLs carryforwards of approximately $32.5 million and $40.0 million, as of December 31, 2022 and 2023, respectively. The federal and state NOLs will carryforward indefinitely. The Federal NOLs are available to offset 80% of taxable income. In addition, the Company had federal research and development credits carryforwards of $720,165 and $1.3 million, as of December 31, 2022 and 2023, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2038 through 2043 and are subject to review and possible adjustment.

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

During the year ended December 31, 2022 and 2023, the Company analyzed its expenses and determined that expenses of $9.2 million and $9.8 million, respectively, fell within the definition of Section 174. Accordingly, these expenditures were capitalized and amortized for tax purposes. As of December 31, 2022 and 2023, the Company had $864,179 and $2.6 million, respectively, of amortization expense related to Section 174 capitalized R&E costs.

The Company’s tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2020. However, due to NOLs and credits carried forward from prior tax years, substantially all tax years may also be subject to examination. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon review by the taxing authorities based on the technical merits. The Company recognizes interest accrued and penalties for unrecognized tax benefits in its tax provision. As of December 31, 2022 and 2023, the Company had not recognized any expense related to uncertain tax position in its statement of operations.

14. Related Party Transactions

See Note 16 for disclosure of related party transactions which occurred after the balance sheet reporting date.

15. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. The leases have a two-year term which commenced on March 1, 2022 and terminated on February 29, 2024. Upon the commencement of the leases, the Company used its incremental borrowing rate of 6.0% to determine the amounts to recognize for a ROU asset and a lease liability. There are no obligations under finance leases.

The components of the lease expense for the year ended December 31, 2023 were as follows:

For the Year Ended December 31, 2023
Operating lease cost	$169,651

Supplemental cash flow information related to lease for the twelve months ended December 31, 2023 was as follows:

For the Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$171,822
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$162,535

As of December 31, 2023, the supplemental balance sheet information related to leases was as follows:

As of December 31, 2023
Operating lease right-of-use assets	$28,061
Operating lease liabilities, current	$28,061

As of December 31, 2023, the remaining lease payments were as follows:

2024	$28,693
Total future minimum lease payments	$28,693

For the years ended December 31, 2022 and 2023, rent expense recognized by the Company was $187,600 and $169,700, respectively, of which $86,000 and $88,800, respectively, is included in Research and development in the statements of operations included in the audited financial statements.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2023, we are under contract for obligations of $1.2 million that we expect to pay during the year ending December 31, 2024. As of December 31, 2023, the Company had commitments to fund $6.9 million in construction costs, related to the buildout of its new headquarters and manufacturing facility.

Project Financing

On January 10, 2024, the Company exercised its right to terminate its credit agreement (the “Credit Agreement”), dated April 21, 2023, with Prime Capital Ventures, LLC (the "Lender"), as permitted under the terms of the Credit Agreement. The termination followed repeated delays in funding and related concerns. There are no borrowings under the Credit Agreement, and the Company will not incur any penalties as a result of such termination under the terms of the Agreement. Upon exercising its right to terminate the Agreement, the Company was entitled to receive the return of the $5.3 million that the Company placed on deposit to establish an interest reserve account with the Lender. Subsequent to the year ended December 31, 2023, the Lender defaulted on its obligation to return the interest reserve deposit. Given the uncertainty of when or if funds will be recovered from the Lender, the Company recognized a reserve for a credit loss for $5.3 million as of December 31, 2023. The Company intends to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

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

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (“Altor/NantCell”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS, with an arbitration hearing scheduled for May 20, 2024.

In addition, on March 26, 2024, Altor/NantCell gave notice that they are filing a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong, our founder and chief executive officer, in connection with the arbitration discussed above. Prior to the filing of the Complaint, Altor/NantCell had previously sought advancement from the Company and the Company agreed to advance 50% of Dr. Wong’s legal fees going forward from December 2023. On January 8, 2024, Altor/NantCell reserved their right to pursue contribution against the Company for 50% of the amount Altor/NantCell sent for advancement of expenses for Dr. Wong. In the Complaint, Altor/NantCell seek 50% of the fees they have already advanced to Dr. Wong, a declaration that the Company has an obligation to contribute 50% of the advancement of Dr. Wong’s expenses including 50% of Dr. Wong’s expenses incurred in connection with the arbitration through final resolution of the matter, and costs and fees in bringing this action.

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The Company’s operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company's clinical trials, IND-enabling activities, buildout of the new headquarters, as well as the Company's financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

16. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

On February 29, 2024, the lease on the Company's current location reached the end of its term. The Company entered a new one-year lease for the same location which commenced on March 1, 2024 and terminates on February 28, 2025. As a lease of 12 months or less in duration and qualifies for a short-term lease exemption under ASC 842-20-25-2. The Company elects to account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The remaining lease payments under the new short-term lease are $274,823.

On February 20, 2024, the Company completed a $2.5 million private placement of shares of common stock with certain of its officers and directors at a price of $1.40 per share. The Company issued 1,785,718 shares of common stock in connection with the offering. The shares have not been registered and will not be sold or transferred except as permitted under law and pursuant to registration or exemption therefrom. The Board of Directors and Audit Committee of the Board of Directors reviewed the transaction under the policy for Related Party Transactions and determined that the transaction was in compliance with the Company's policy.

As of March 31, 2024, the Company agreed to issue $10.0 million in secured notes to investors, including certain officers and directors. The Board of Directors and Audit Committee of the Board of Directors reviewed the transaction under the policy for Related Party Transactions and determined that the transaction was in compliance with the Company's policy.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Secured Note Financing

The following information is being included in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On March 28, 2024, we entered into a senior secured note purchase agreement (the “Note Purchase Agreement”) with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which we agreed to issue senior secured notes in an aggregate principal amount of $10.0 million (the “Secured Notes”) to certain accredited investors, including unrelated parties as well as officers and directors of the Company, among whom were: Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $620,000; Rebecca Byam, Chief Financial Officer, who invested $220,000; and Gary M. Winer, member of our Board of Directors, who invested $50,000. The Note Purchase Agreement sets forth the terms and conditions, including representations and warranties, for our issuance and sale of the Secured Notes to the Purchasers. We issued an aggregate principal amount of $2.0 million in Secured Notes prior to the issuance of this Annual Report.

The Senior Notes bear interest at a rate of 9% per annum, payable quarterly in arrears, and mature on March 27, 2026 (the “Maturity Date”), on which date the principal balance and accrued but unpaid interest under the Secured Notes shall be due and payable. The Secured Notes may be prepaid in whole or in part at any time prior to the Maturity Date and are subject to a 5% prepayment penalty (“Premium Amount”). As a condition to entering into the Note Purchase Agreement, we, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Pledge Agreement, dated March 28, 2024, pursuant to which we agreed to pledge our equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of December 31, 2023 (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

Upon a qualifying event involving a transaction such as an acquisition, merger or initial public offering in which the Pledged Collateral can be sold or liquidated prior to the Maturity Date, subject to certain limitations (such as a threshold price per share in the case of an initial public offering), we agreed to repay all indebtedness (including accrued interest) related to the Secured Notes plus a Premium Amount (as defined in the Note Purchase Agreement). Upon an Event of Default (as defined in the Note Purchase Agreement), we will have a thirty (30) day cure period (the “Cure Period”), and if the Event of Default is not so cured at the end of the Cure Period, we are required to distribute the Pledged Collateral to the Purchasers on a pro rata basis, in full satisfaction of the indebtedness evidenced by the Secured Notes.

The issuance of the Secured Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) and/or Regulation 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

The foregoing descriptions of the Note Purchase Agreement, Senior Notes, Escrow Agreement and Pledge Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Form of Senior Secured Note Purchase Agreement, Form of Senior Secured Promissory Note, Form of Escrow Agreement and Form of the Pledge Agreement, copies of which are filed as Exhibit 10.17, Exhibit 10.18, Exhibit 10.19 and Exhibit 10.20, respectively, to this Annual Report and are incorporated herein by reference.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Director Election,” “Executive Officers” and “Delinquent Section 16(a) Reports” included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023, and is incorporated herein by reference.

Our board of directors has adopted a Code of Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (https://investors.hcwbiologics.com/) under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on the website address and location specified above.

Item 11 Executive Compensation.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023, and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023, and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023 and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services.

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023, and is incorporated herein by reference.

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

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
10.1	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.3+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.4+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.5+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.6+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021
10.7+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.8+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.9+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.10†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.11†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.12†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.13	Capital on DemandTM Sales Agreement, dated August 19, 2022, by and between HCW Biologics Inc. and Jones Trading Institutional Services LLC	S-3	333-266991	1.2	08/19/2022
10.14	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.15	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.16	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	011-40591	10.1	02/22/2024
10.17*†#	Form of Senior Secured Note Purchase Agreement, dated March 28, 2024, by and between the Company and the Purchaser party thereto					X
10.18*†#	Form of Senior Secured Promissory Note, dated March 28, 2024, by and between the Company and the Holder party thereof					X
10.19*†#	Form of Pledge Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto					X
10.20*†#	Form of Escrow Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	HCW Biologics Inc. Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Indicates a management contract or compensatory plan or arrangement.

†† Certain information in this document has been excluded pursuant to Item 601(b)(10) of Regulation S-K. Such excluded information is not material and is the type of information the Registrant treats as private and confidential. The Registrant agrees to furnish supplementally such information to the SEC upon request.

# Certain information in this document has been excluded pursuant to Item 601(a)(5) or (a)(6) of Regulation S-K. The Registrant agrees to furnish supplementally such information to the SEC upon request.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCW Biologics Inc.

Date: April 1, 2024	By:	/s/ Hing C. Wong, Ph.D.
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

Name	Title	Date

/s/ Hing C. Wong, Ph.D.	Founder, Chief Executive Officer	April 1, 2024
Hing C. Wong, Ph.D.	(Principal Executive Officer)

/s/ Rebecca Byam	Chief Financial Officer	April 1, 2024
Rebecca Byam	(Principal Financial and Accounting Officer)

/s/ Scott T. Garrett	Chairperson of the Board of Directors	April 1, 2024
Scott T. Garrett

/s/ Lisa M. Giles	Director	April 1, 2024
Lisa M. Giles

/s/ Rick S. Greene	Director	April 1, 2024
Rick S. Greene

/s/ Gary M. Winer	Director	April 1, 2024
Gary M. Winer