Form 10-K/A
period 2023-12-31
HCW Biologics Inc.
filed 2024-05-15
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to HCW Biologics Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Annual Report”), to restate our financial statements as of and for the year ended December 31, 2023, and to update related disclosures.

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default (the “Default”) on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. The Company intends to seek other investors to raise an aggregate gross proceeds of $10.0 million under the Note Purchase Agreement, although there is no assurance the Company will succeed in doing so. As a result, as reported in the Form 8-K filed on May 3, 2024, the Company re-evaluated its going concern assessment as of December 31, 2023 as well as its compliance with ASC 250-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”) (the “Re-evaluation”). Under the Company’s policy for making going concern assessments under Topic 205-40, future receipt of potential funding from partnerships, equity or debt issuances or other transactions is considered probable if a transaction is approved by the Board of Directors and the Company has entered into legally binding agreements. Management relied on a flawed assumption in its assessment related to certain investments that were probable and expected to be implemented within one year. Based on the Re-evaluation, the Company’s management has determined that as of December 31, 2023, there is substantial doubt about the Company’s ability to continue as a going concern, which is disclosed in the restated financial statements in this Amendment.

The Amendment addresses management’s re-evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s Board of Directors and the Audit Committee are conducting an internal investigation with the assistance of outside advisors, and they will work with management to establish a remediation plan. Remediation being considered includes but is not limited to adjusting authorization thresholds for unusual or significant transactions, enhancing the Company's due diligence procedures in connection with vetting of potential financial transactions with investors and lenders, requiring that transactions are performed in U.S. dollars in compliance with authorization thresholds, and transfers made only by wire or check. A final remediation plan is expected to be in place by June 30, 2024.

The Re-evaluation did not impact the Company’s financial position, results of operations or cash flow as of and for the year ended December 31, 2023.

The following items have been amended in the Amendment as a result of the Re-evaluation and restatement:

Part I, Item 1A, Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8, Financial Statements and Supplementary Data

Part II, Item 9A, Controls and Procedures

Except as described above, no other information included in the Company’s Annual Report is being amended or updated in this Amendment except as described herein. Accordingly, this Amendment should be read in conjunction with our filings with the SEC filed subsequent to the Annual Report.

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, as required by Rule 12b-15.

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
•
We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.
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

Since our inception, we have devoted most of our financial resources and all of our efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. For the years ended December 31, 2022 and 2023, we reported a net loss of $14.9 million and $19.7 million, respectively. As of December 31, 2023, we had $3.6 million in cash and cash equivalents, in the balance sheet included in our audited financial statements included elsewhere in this Annual Report. From inception to December 31, 2023, we incurred cumulative net losses of $67.8 million. To date, we have financed our operations primarily through our initial public offering, or the IPO, the sale of our redeemable preferred stock, and to a lesser extent, payments received under our Wugen License for certain rights to two of our internally-developed molecules and proceeds from a Paycheck Protection Program (“PPP”) loan obtained through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was forgiven. Based on our current operating plans, we believe that our cash and cash equivalents as of December 31, 2023 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report.

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering and developing additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, accessing manufacturing capacity, establishing marketing capabilities, and ultimately selling any products. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.

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

We are at the clinical development stage of our Company with no commercial revenues from the products we are developing, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2023, we had cash and cash equivalents of $3.6 million and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

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

We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, we became aware that we were the victim of a criminal scheme involving the impersonation of a purchaser of senior secured notes upon the default (the “Default”) on a legally binding commitment to purchase $8.0 million of secured notes from us. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. In the course of a preliminary review of the events leading up to the Default, we have identified a material weakness in our internal control over financial reporting. In response to the identified material weakness above, with oversight from the Board of Directors and the Audit Committee, management intends to take comprehensive actions to remediate the material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to controls and procedures used by the Company to evaluate financial proposals. The Company’s Board of Directors is conducting an internal investigation, with the help of outside advisors, to conduct a root cause analysis which will be used to develop a comprehensive remediation plan designed to substantially address the material weakness identified in the investigation.

One area on which remediation measures will focus is to put more rigorous policies and procedures in place for sufficiency of the controls and procedures used by the Company to review and accept financial proposals, particularly where there are upfront payments and other forms of payments made by the Company to third parties. These efforts will include development of a process for assessment and communication, as well as involvement of additional key stakeholders, such as members of our Board of Directors. We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We cannot assure you that any such actions we have or will take will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. This material weakness and any other failure to maintain effective internal control over financial reporting could result in a loss of confidence in the reliability of our financial statements which could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify remediation measures. We cannot assure you that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. Effective internal controls are necessary for us to provide reliable financial reports. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. However, this additional financing may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2023, we held $3.6 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report. We expect our expenses to increase in connections with our ongoing activities, particularly as we continue to initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to:

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

We have incurred and expect to continue to incur significant expenses in connection with our defense in the arbitration proceedings with Altor/NantCell. Altor/NantCell has considerable resources available to it; we, on the other hand, are a company in the early stages of our clinical trials with comparatively few resources available to us to engage in costly and protracted litigation. These claims asserted against us have been and are expected to continue to be costly to defend and could limit our ability to use some technologies in the future. They have been, and will be, time consuming, have diverted and will divert our chief executive officer’s, management’s and scientific personnel’s attention, may be used by Altor/NantCell in an effort to generate negative publicity with our customers and investors, and may result in liability for substantial damages and reimbursements. For example, we have incurred and anticipate that we will continue to incur significant expense and substantial time in defending ourselves in the current disputes with Altor/NantCell and our advancement of legal expenses of Dr. Wong in connection therewith. There can be no assurance that we will not be required to pay damages or reimburse Altor/NantCell for the amounts they are seeking in connection with these matters. Altor/NantCell may use options available to it, including filing amended or new demands, other arbitration submissions or litigation, public statements and press releases, which could disrupt our business and create uncertainty about our future prospects, and in turn, could create volatility in the trading price of our common stock or damage to our reputation.

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
•
As of March 31, 2024, the Company issued $2.0 million of senior secured notes. Investors included officers and a member of the Board of Directors, as well as other investors.

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

As of December 31, 2023, we held $3.6 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report. Since that time, we have raised $4.5 million of financing, consisting of funds received from a private placement and issuance of senior secured notes. We continue with other fundraising efforts that we are targeting to complete in the next three months. Under the guidance of Topic 205-40 for going concern assessment, we evaluated whether we mitigated substantial doubt over our ability to remain a going concern after considering the additional capital raised as of March 31, 2024. We concluded that the additional financings are not sufficient to overcome substantial doubt in our ability to continue as a going concern as of December 31, 2023.

The Company continues to pursue its financing plan, and in the meantime has taken steps to reduce costs. We expect our principal sources of liquidity will continue to be our cash and cash equivalents, various non-dilutive financings such as debt and out-licensing agreements for non-core assets, as well as equity financings. Our plans include other financings which we are targeting to complete in the next three months. However, if we are not successful in raising additional capital, substantial doubt over whether the Company will be able to continue to operate as a going concern will remain and we may have to curtail or cease operations.

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

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Item 1A. “Risk Factors” in this Annual Report.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, our principal source of liquidity was $3.6 million in cash and cash equivalents, including money market investments, and as a result, there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Annual Report. We considered elements of our financing plan that were probable and likely to be implemented within the next year, and we concluded such financing plans were not sufficient to mitigate substantial doubt in our going concern analysis.

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

Since December 31, 2023, we received $4.5 million from additional financings. On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share. As of March 31, 2024, we received $2.0 million from the issuance of senior secured notes, which were issued to certain of our officers and a member of the Board of Directors, as well as other investors.

In a Current Report on Form 8-K filed with the SEC on May 1, 2024, we reported that we were the victim of a criminal scheme that resulted in a loss of $1.3 million. Management is currently in discussions with the Audit Committee of the Company’s Board of Directors to assess the effect of this incident. The loss did not have any impact on our cash position, results of operations or other financial information contained in the financial statements as of and for the year ended December 31, 2023.

Management has made some reductions in costs, but in order to continue the clinical development for our lead product candidates, we must maintain a core group of scientists. We continue to pursue our plan to obtain bridge financing through the issuance of up to $10.0 million in Secured Notes, $2.0 million of which have already been issued as of March 31, 2024. We anticipate this bridge financing, if fully subscribed, will allow us to reach such time as we can execute plans for business development transactions such as licenses for non-core assets and capital-raising transactions, although we cannot assure you of this outcome for many reasons, including uncertainties regarding the Company’s ongoing arbitration proceedings with Altor/NantCell, as described in Item 3. - “Legal Proceedings.” In addition to the bridge financing in the form of the sale of additional Secured Notes, other potential near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. If the Company is not successful in raising additional capital, management has the intent and ability to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

We have commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2023, we are under contract for obligations of $1.2 million that we expect to pay during the year ending December 31, 2024. As of December 31, 2023, we had commitments to fund $6.9 million in construction costs related to the buildout of our new headquarters and manufacturing facility.

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

HCW Biologics Inc.

Index to Financial Statements

Years ended December 31, 2022 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HCW Biologics Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of HCW Biologics Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of financial statements

As discussed in Note 1, the 2023 financial statements have been restated to correct a misstatement.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its operations. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Miami, FL

May 15, 2024

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

Liquidity and Going Concern (RESTATED)

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), we are required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of our financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2023, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to December 31, 2023, the Company incurred cumulative net losses of $67.8 million. As of December 31, 2023, the Company had $3.6 million in cash and cash equivalents, compared to $22.3 million as of December 31, 2022. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. As a result of these conditions, substantial doubt about the Company’s ability to continue as a going concern was raised.

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

As of December 31, 2023, we held $3.6 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern. Under the guidance of Topic 205-40 for going concern assessment, we evaluated whether we mitigated substantial doubt over our ability to remain a going concern. We considered that the Company is expecting to continue to generate losses as our products are in clinical development and will not generate commercial sales. Subsequent to year end, the Company has raised $4.5 million in additional financing, consisting of funds received from a private placement and issuance of senior secured notes. After considering management’s plan for financing and funds raised since year end, management concluded that substantial doubt is not alleviated. Therefore, substantial doubt remains over whether the Company has the ability to continue as a going concern within 12 months after the issuance date of the financial statements.

Management has made some reductions in costs, but in order to continue the clinical development for the Company’s lead product candidates, it must maintain a core group of scientists. The Company continues to pursue a plan to obtain bridge financing through the issuance of up to $10.0 million in Secured Notes, $2.0 million of which have already been issued. The Company anticipates that this bridge financing, if fully subscribed, will allow the Company to reach such time as it can execute plans for business development transactions such as licenses for non-core assets and capital-raising transactions, although there can be no assurance of this outcome for many reasons, including the uncertainties regarding the Company’s ongoing arbitration proceedings with Altor/NantCell, as described in Note 15. In addition to the bridge financing in the form of the sale of additional Secured Notes, other potential near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. If the Company is not successful in raising additional capital, management has the intent and ability to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

16. Subsequent Events (RESTATED)

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

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

On February 20, 2024, the Company completed a $2.5 million private placement of shares of common stock with certain of its officers and directors at a price of $1.40 per share. The Company issued 1,785,718 shares of common stock in connection with the offering. The shares have not been registered and will not be sold or transferred except as permitted under law and pursuant to registration or exemption therefrom. The Board of Directors and Audit Committee of the Board of Directors reviewed the transaction under the Company’s policy for Related Party Transactions (the “Policy”) and determined that the transaction was in compliance with the Policy.

As of March 31, 2024, the Company issued $2.0 million in senior secured notes to investors, including certain of the Company’s officers and directors. The Board of Directors and Audit Committee of the Board of Directors reviewed the transaction under the Policy and determined that the transaction was in compliance with the Policy.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). Based on that evaluation, at the time of the original filing of Form 10-K on April 1, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Subsequent to the original filing, two material weaknesses in the internal control over financial reporting (described below) were identified. Our principal executive officer and principal financial officer re-evaluated and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, at the time of the original filing of Form 10-K on April 1, 2024, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Subsequent to the original filing, material weaknesses over financial reporting were identified (described below). Our principal executive officer and principal financial officer re-evaluated and concluded that our internal control over financial reporting was not effective as of December 31, 2023.

In a Current Report on Form 8-K filed with the SEC, we reported that we became aware that we were the victim of a criminal scheme involving the impersonation of a purchaser of senior secured notes (“Secured Notes”) upon the default on a legally binding commitment to purchase Secured Notes. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. As a result of the default and the related misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. There was no impact on the financial position, results of operations and cash flows.as a result of the material weaknesses.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

We are committed to establishing and maintaining a stronger internal control environment. In response to the identified material weakness above, the Company’s Board of Directors and its Audit Committee are conducting an internal investigation to determine the root cause of the material weakness, with advice from outside advisors. Upon conclusion of this investigation, they will work with management to evaluate internal controls over financial reporting based on criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Remediation being considered includes but is not limited to adjusting authorization thresholds for unusual or significant transactions, enhancing the Company's due diligence procedures in connection with vetting of potential financial transactions with investors and lenders, requiring that transactions are performed in U.S. dollars in compliance with authorization thresholds, and requiring that transfers are made only by wire or check. A final remediation plan is expected to be in place by June 30, 2024.

Inherent Limitations of Internal Controls

While we strive to create a stronger control environment, we recognize that it is impossible for our internal controls over financial reporting to prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. While we are committed to continuously improve and strengthen our control environment, over time, our internal controls over financial reporting may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
10.1	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.3+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.4+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.5+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.6+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021
10.7+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.8+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.9+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.10†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.11†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.12†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.13	Capital on DemandTM Sales Agreement, dated August 19, 2022, by and between HCW Biologics Inc. and Jones Trading Institutional Services LLC	S-3	333-266991	1.2	08/19/2022
10.14	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.15	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.16	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	011-40591	10.1	02/22/2024
10.17*†#	Form of Senior Secured Note Purchase Agreement, dated March 28, 2024, by and between the Company and the Purchaser party thereto	10-K	011-40591	10.17	04/01/2024
10.18*†#	Form of Senior Secured Promissory Note, dated March 28, 2024, by and between the Company and the Holder party thereof	10-K	011-40591	10.18	04/01/2024
10.19*†#	Form of Pledge Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	011-40591	10.19	04/01/2024
10.20*†#	Form of Escrow Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	011-40591	10.20	04/01/2024
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	HCW Biologics Inc. Compensation Recovery Policy	10-K	011-40591	97.1	04/01/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

HCW Biologics Inc.

Date: May 15, 2024	By:	/s/ Hing C. Wong, Ph.D.
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

Name	Title	Date

/s/ Hing C. Wong, Ph.D.	Founder, Chief Executive Officer	May 15, 2024
Hing C. Wong, Ph.D.	(Principal Executive Officer)

/s/ Rebecca Byam	Chief Financial Officer	May 15, 2024
Rebecca Byam	(Principal Financial and Accounting Officer)

/s/ Scott T. Garrett	Chairperson of the Board of Directors	May 15, 2024
Scott T. Garrett

/s/ Lisa M. Giles	Director	May 15, 2024
Lisa M. Giles

/s/ Rick S. Greene	Director	May 15, 2024
Rick S. Greene

/s/ Gary M. Winer	Director	May 15, 2024
Gary M. Winer