Form 10-Q
period 2024-03-31
HCW Biologics Inc.
filed 2024-05-15
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 37,823,394 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2023	2024
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,595,101	$4,084,076
Accounts receivable, net	1,535,757	903,884
Secured note receivable	—	250,000
Prepaid expenses	1,042,413	783,423
Other current assets	230,916	187,267
Total current assets	6,404,187	6,208,650
Investments	1,599,751	1,599,751
Property, plant and equipment, net	20,453,184	22,590,779
Other assets	56,538	28,476
Total assets	$28,513,660	$30,427,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$6,167,223	$10,493,416
Accrued liabilities and other current liabilities	2,580,402	2,919,190
Total current liabilities	8,747,625	13,412,606
Debt, net	6,304,318	8,274,449
Total liabilities	15,051,943	21,687,055
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 36,025,104 shares issued at December 31, 2023; 250,000,000 shares authorized and 37,823,394 shares issued at March 31, 2024	3,603	3,782
Additional paid-in capital	83,990,437	86,737,203
Accumulated deficit	(70,532,323)	(78,000,384)
Total stockholders’ equity	13,461,717	8,740,601
Total liabilities and stockholders’ equity	$28,513,660	$30,427,656

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Revenues:
Revenues	$41,883	$1,126,712
Cost of revenues	(29,350)	(511,965)
Net revenues	12,533	614,747

Operating expenses:
Research and development	2,255,813	2,123,284
General and administrative	3,117,290	5,985,126
Total operating expenses	5,373,103	8,108,410
Loss from operations	(5,360,570)	(7,493,663)
Interest expense	(93,438)	—
Other (expense) income, net	383,322	25,602
Net loss	$(5,070,686)	$(7,468,061)
Net loss per share, basic and diluted	$(0.14)	$(0.20)
Weighted average shares outstanding, basic and diluted	35,883,779	37,223,588

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2024

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	10,195	1	1,900	—	1,901
Stock-based compensation	—	—	259,206	—	259,206
Net loss	—	—	—	(5,070,686)	(5,070,686)
Balance, March 31, 2023	35,886,635	$3,589	$83,224,070	$(50,608,732)	$32,618,927

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	12,572	1	2,254	—	2,255
Issuance of Common Stock upon equity subscription	1,785,718	178	2,499,827		2,500,005
Stock-based compensation	—	—	244,685	—	244,685
Net loss	—	—	—	(7,468,061)	(7,468,061)
Balance, March 31, 2024	37,823,394	$3,782	$86,737,203	$(78,000,384)	$8,740,601

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(5,070,686)	$(7,468,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,847	243,501
Stock-based compensation	259,206	244,685
Unrealized loss (gain) on investments, net	(112,500)	—
Changes in the carrying amount of right-of-use asset	209	(418)
Changes in operating assets and liabilities:
Accounts receivable	164,967	631,873
Prepaid expenses and other assets	182,294	302,640
Accounts payable and other liabilities	718,675	2,498,451
Operating lease liability	(79,225)	(56,541)
Net cash used in operating activities	(3,638,213)	(3,603,870)
Cash flows from investing activities:
Purchases of property and equipment	(300,385)	(129,709)
Net cash used in investing activities	(300,385)	(129,709)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,901	2,502,260
Proceeds from issuance of debt, net	—	1,750,000
Debt repayment	—	(29,706)
Net cash provided by financing activities	1,901	4,222,554
Net (decrease) increase in cash and cash equivalents	(3,936,697)	488,975
Cash and cash equivalents at the beginning of the period	22,326,356	3,595,101
Cash and cash equivalents at the end of the period	$18,389,659	$4,084,076
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$93,438	$—
Noncash operating, investing and financing activities:
Capital expenditures accrued, but not yet paid	$—	$2,192,255

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Notes to Condensed Interim Financial Statements

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

Liquidity and Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), we are required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the Company’s condensed interim financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of March 31, 2024, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to March 31, 2024, the Company incurred cumulative net losses of $75.5 million. As of March 31, 2024, the Company had $4.1 million in cash and cash equivalents. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. As a result of these conditions, substantial doubt about the Company’s ability to continue as a going concern was raised.

To date, the Company has funded operations primarily through the sale of stock, issuance of senior secured notes and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months ended March 31, 2023 and 2024, the Company recognized revenues of $41,883 and $1.1 million, respectively, generated from the supply of clinical and research grade material to Wugen.

As of March 31, 2024, we held $4.1 million of cash and cash equivalents, and there was substantial doubt about the Company’s ability to continue as a going concern. Under the guidance of Topic 205-40 for going concern assessment, we evaluated whether we mitigated substantial doubt over our ability to remain a going concern. We considered that the Company is expecting to continue to generate losses as its products are in clinical development and will not generate commercial sales. Subsequent to the end of the first quarter, the Company raised $1.6 million in additional financing, consisting of funds received from the issuance of senior secured notes (“Secured Notes”) to the Company’s Founder and Chief Executive Officer. After considering management’s plan for financing and funds raised since year end, management concluded that substantial doubt is not alleviated. Therefore, substantial doubt remains over whether the Company has the ability to continue as a going concern within 12 months from the date of issuance of the condensed interim financial statements.

In the second quarter of 2024, management made some reductions in costs, but in order to continue the clinical development for the Company’s lead product candidates, the Company must maintain a core group of scientists. The Company continues to pursue a plan to obtain bridge financing through the issuance of up to $10.0 million in Secured Notes, $3.6 million of which have been issued through the date of issuance of the condensed interim financial statements. The Company anticipates that this bridge financing, if fully subscribed, will allow the Company to reach such time as it can execute plans for business development transactions such as licenses for non-core assets and capital-raising transactions, although there can be no assurance of this outcome for many reasons, including the uncertainties regarding the Company’s ongoing arbitration proceedings with Altor/NantCell, as described in Note 8. In addition to the bridge financing in the form of the sale of additional Secured Notes, other potential near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. If the Company is not successful in raising additional capital, management has the intent and ability to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of March 31, 2024 and for the three-month periods ended March 31, 2023 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three-month period ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed interim balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Annual Report”) and in other filings with the SEC.

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

For the three months ended March 31, 2024, the Company recognized $1.1 million in revenue related to sale of development supply materials.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of March 31, 2024 and December 31, 2023, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed interim balance sheets. The Company used its equity interest in Wugen to collateralize the Secured Notes. See Note 3. Debt, Net.

The Company invests excess cash in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2023 and March 31, 2024, the Company had no Short-term investments.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities and other current liabilities, and Other liabilities on its condensed interim balance sheets. Operating lease Right of Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately. For short-term leases with a term of one year or less, the Company uses the practical expedient and does not record an ROU asset or lease liability for such short-term leases.

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

2. Accrued Liabilities and Other Current Liabilities

As of December 31, 2023, the Company had a balance of $2.6 million included in Accrued liabilities and other current liabilities in the audited balance sheet, consisting of $392,000 for construction expenses, $105,000 for manufacturing expenses, $1.1 million for legal fees, $262,000 for clinical expenses, $365,000 for bonus payable, $160,000 for salary expenses, $119,000 for the current portion of long-term debt, $28,500 for a lease liability and $68,500 for other liabilities.

As of March 31, 2024, the Company had a balance of $2.9 million included in Accrued liabilities and other current liabilities in the accompanying condensed interim balance sheet, consisting of $1.6 million for legal fees, $874,000 for construction in progress, $202,000 for clinical expenses, $57,000 for bonus payable, $122,152 for the current portion of long-term debt and $102,000 for salary and benefits.

3. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building.

As of March 31, 2024, the Company had $6.4 million in principal outstanding in a loan under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with all covenants as of March 31, 2024. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of March 31, 2024, the current portion of $122,152 is included in Accrued liabilities and other current liabilities, and the noncurrent portion of $6.4 million is included in Debt, net in the accompanying condensed interim balance sheet.

Senior Secured Notes

On March 28, 2024, the Company entered into the Note Purchase Agreement with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which the Company may issue Secured Notes up to an aggregate principal amount up to $10.0 million, and issued $2.0 million of Secured Notes to certain accredited investors. Secured Notes were issued to the following investors: Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $620,000; Rebecca Byam, Chief Financial Officer, who invested $220,000; and Gary M. Winer, member of our Board of Directors, who invested $50,000, as well as unrelated parties. As of March 31, 2024, the Company received $1.8 million in cash payments for the Secured Notes. A check payment of $250,000, that has since cleared, is included in Secured note receivable in the accompanying condensed interim balance sheet.

The Note Purchase Agreement sets forth the terms and conditions, including representations and warranties, for our issuance and sale of the Secured Notes to the Purchasers. The indebtedness for the Secured Notes is included in Debt, net in the accompanying condensed interim balance sheet.

The Senior Notes bear interest at a rate of 9% per annum, payable quarterly in arrears, and mature on March 27, 2026 (the “Maturity Date”), on which date the principal balance and accrued but unpaid interest under the Secured Notes shall be due and payable. If the Company elects to prepay the Senior Notes prior to the Maturity Date, there is a 5% prepayment penalty. As security for the Secured Notes, the Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of March 31, 2024 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes under certain circumstances. The Note Purchase Agreement also contains default provisions, according to which the

Company shall be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis, in full satisfaction of the indebtedness evidenced by the Secured Notes.

4. Preferred Stock

As of December 31, 2023 and March 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and no shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2024
Numerator:
Net loss	$(5,070,686)	$(7,468,061)
Denominator:
Weighted-average common shares outstanding	35,883,779	37,223,588
Net loss per share, basic and diluted	$(0.14)	$(0.20)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At March 31,
	2023	2024
Common stock options	1,856,463	1,764,766
Potentially dilutive securities	1,856,463	1,764,766

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2023 and March 31, 2024:

	At December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,626,129	$—	$—	$1,626,129
Total	$1,626,129	$—	$—	$1,626,129

	At March 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$703,325	$—	$—	$703,325
Total	$703,325	$—	$—	$703,325

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2023 and March 31, 2024. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

8. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. The leases have a two-year term which commenced on March 1, 2022 and terminated on February 29, 2024. Upon the commencement of the leases, the Company used its incremental borrowing rate of 6.0% to determine the amounts to recognize for a ROU asset and a lease liability. The Company entered a new one-year lease for the same location which commenced on March 1, 2024 and terminates on February 28, 2025. If a lease has a term that is 12 months or less in duration, the lease qualifies for a short-term lease exemption under ASC 842-20-25-2. The Company elected to take advantage of this exemption, and it will account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The remaining lease payments under the new short-term lease are $251,921. The Company has no obligations under finance leases.

The components of the lease expense for the three months ended March 31, 2024 were as follows:

For the Three Months Ended March 31, 2024
Operating lease cost	$28,275

Supplemental cash flow information related to the Company’s operating lease was as follows:

For the Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$28,793
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$28,061

For the three months ended March 31, 2023 and 2024, rent expense recognized by the Company was $43,950 and $47,838, respectively, of which $22,212 and $23,453, respectively, are included in research and development in the accompanying condensed interim statements of operations.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of March 31, 2024, it is under contract for obligations of $649,517 it expects to pay during the year ending December 31, 2024. As of December 31, 2023 and March 31, 2024, the Company had commitments to fund $4.4 million and $2.8 million, respectively, in construction costs related to the buildout of its new headquarters and manufacturing facility.

Project Financing

On January 10, 2024 (the “Termination Date”), the Company exercised its right to terminate its credit agreement (the “Credit Agreement”), dated April 21, 2023, with Prime Capital Ventures, LLC (the “Lender”), as permitted under the terms of the Credit Agreement. The termination followed repeated delays in funding and related concerns. There were no borrowings under the Credit Agreement as of the Termination Date, and the Company did not incur any penalties as a result of such termination under the terms of the Agreement. Upon exercising its right to terminate the Agreement, the Company was entitled to receive the return of the $5.3 million that the Company placed on deposit to establish an interest reserve account with the Lender. In the three months ended March 31, 2024, the Lender defaulted on its obligation to return the interest reserve deposit. Given the uncertainty of when or if funds will be recovered from the Lender, the Company recognized a reserve for a credit loss for $5.3 million as of December 31, 2023. The Company intends to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

Legal

Legal Proceedings

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

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (“Altor/NantCell”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On January 31, 2023, the Company filed a motion to compel arbitration, a motion for the stay of the litigation, and a motion to dismiss the complaint (“motion to compel”). On April 18, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) heard oral argument on the Company’s motion to compel and ordered the parties to provide supplemental briefing by April 28, 2023. Before the Court ruled on the Company’s motion to compel, on April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS and is consolidated with the arbitration Altor/NantCell initiated against Dr. Wong. The arbitration hearing is scheduled to begin on May 20, 2024.

In addition, on March 26, 2024, Altor/NantCell filed a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong, our founder and chief executive officer, in connection with the arbitration discussed above. Prior to the filing of the Complaint, Altor/NantCell had previously sought advancement from the Company and the Company agreed to advance 50% of Dr. Wong’s legal fees going forward from December 2023. On January 8, 2024, Altor/NantCell reserved their right to pursue contribution against the Company for 50% of the amount Altor/NantCell sent for advancement of expenses for Dr. Wong. In the Complaint, Altor/NantCell seek 50% of the fees they have already advanced to Dr. Wong, a declaration that the Company has an obligation to contribute 50% of the advancement of Dr. Wong’s expenses including 50% of Dr. Wong’s expenses incurred in connection with the arbitration through final resolution of the matter, and costs and fees in bringing this action.

Other Matters

Prior to the date of issuance, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The Company continues to seek a lender to provide financing to complete this project.

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

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

On May 13, 2024, the Company’s Founder and Chief Executive Officer purchased an additional $1.6 million in Secured Notes, bringing his total purchases of Secured Notes to $2.2 million. The Board of Directors and the Audit Committee of the Board of Directors reviewed the transaction under the Company’s policy for Related Party Transactions (the “Policy”) and determined that the transaction was in compliance with the Policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Annual Report”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB”, “we,” “us” and “our” refer to HCW Biologics Inc.

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

HCW9218. Subcutaneous administration of our clinical-stage, lead drug candidate, HCW9218, activates NK cells, innate lymphoid group-1, and CD8+T cells, and neutralizes TGF-β. This bifunctionality gives HCW9218 the ability to reduce senescent cells as well as eliminate senescence-associated proinflammatory factors, and function as a senomorphic agent. HCW9218 is the basis for our cancer program.

HCW9302. Subcutaneous administration of our preclinical-stage, lead drug candidate, HCW9302, is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. HCW9302 is the basis for our autoimmune program.

Business Highlights

Financing

•
The Company raised $6.1 million to date in 2024, from private placement of common stock and issuance of senior secured notes (“Secured Notes”).
•
Management financing plans are to raise a bridge financing through the issuance of up to an aggregate of $10.0 million of Secured Notes, of which $3.6 million have been issued to date in 2024. If we succeed, we expect the bridge financing will enable the Company to continue with its clinical development plans, until such time as we can complete planned business development transactions such as license for non-core assets and capital raising transactions.
•
As of March 31, 2024, we believe that substantial doubt exists regarding our ability to continue as a going concern for at least 12 months from the date of issuance, without additional funding or financial support. After giving consideration to elements of our financing plan that were probable to occur within a year of the date of issuance, we concluded that substantial doubt was not alleviated in the going concern analysis.

Clinical Development

•
The Phase 1 clinical trial to evaluate HCW9218 in solid tumors and the Phase 1b clinical trial to evaluate HCW9218 in pancreatic cancer were completed in February 2024. In the Phase 1 study, over 70% of patients with ovarian cancer (5/7) showed evidence of stable disease. In the Phase 1b study, 13% (2/15) of patients who participated in the study showed evidence of stable disease. The studies met the primary objective to determine a recommended Phase 2 dose (“RP2D”).
•
In February 2024, we entered into an agreement with University of Pittsburgh Medical Center (“UPMC”) to conduct an Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy. Patient enrollment is expected to begin in the second half of 2024.
•
We intend modify the protocol for a randomized Phase 2 clinical trial led by the NCI, operating under our existing CRADA, to evaluate HCW9218 in the treatment of advanced pancreatic cancer in combination with standard-of-care chemotherapy. All five clinical sites from the Phase 1b portion of this study expect to continue to participate in the Phase 2 study.
•
In the coming year, we are considering expanding our clinical studies to other age-related indications beyond cancer, some of which may be secondary endpoints of studies in cancer indications. We are focused on senescent cell associated skin disorders.
•
We are preparing an IND application to evaluate HCW9302 in an autoimmune disease, which we plan to submit in the third quarter of 2024. There can be no assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

Trends and Uncertainties

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

Our operations have been affected by many headwinds, including inflationary pressures, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, the war in the Middle East, China-Taiwan relations, financial market volatility and currency movements. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain services and materials, which in some cases impacts the cost and timing of clinical trials and IND-enabling activities. In addition, we have been impacted by inflation when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Further, rising interest rates have also increased borrowing costs. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. However, the extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Part II, Item 1A. - “Risk Factors” in the Company’s Annual Report.

Components of our Results of Operation

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. The principal source of our revenues to date have been generated from our Wugen License and Master Services Agreement (the “MSA”) with Wugen. See Note 1 to our condensed interim financial statements included elsewhere in this Quarterly Report for these definitions and more information.

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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors -- Risks Related to the Development and Clinical Testing of Our Product Candidates,” in our Annual Report for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

During the period ended December 31, 2022, Altor/NantCell, a former employer of Dr. Hing C. Wong, our Founder and Chief Executive Officer, initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company is now proceeding in arbitration before JAMS and is consolidated with the arbitration Altor/NantCell initiated against Dr. Wong. The arbitration hearing is scheduled to begin on May 20, 2024. In connection with claims brought against Dr. Wong, Altor/NantCell has advancement obligations to him for claims brought against him and is currently advancing half of Dr. Wong’s legal fees while the Company advances the other half of Dr. Wong’s legal fees; however, Altor/NantCell is seeking reimbursement of all the legal fees and expenses it has advanced to Dr. Wong. The Company also has incurred legal expenses on its own behalf in the period ended March 31, 2024, and we expect to continue to incur material costs and expenses in connection with defending the Company in the foregoing legal matters through the third quarter of 2024.

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

Interest Expense

Interest expense includes interest paid on debt.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended March 31,
	2023	2024
Revenues:
Revenues	$41,883	$1,126,712
Cost of revenues	(29,350)	(511,965)
Net revenues	12,533	614,747

Operating expenses:
Research and development	2,255,813	2,123,284
General and administrative	3,117,290	5,985,126
Total operating expenses	5,373,103	8,108,410
Loss from operations	(5,360,570)	(7,493,663)
Interest expense	(93,438)	—
Other (expense) income, net	383,322	25,602
Net loss	$(5,070,686)	$(7,468,061)

Comparison of the Three Months ended March 31, 2023 and March 31, 2024

Revenues

The Company recognized revenues of $41,883 and $1.1 million for the three months ended March 31, 2023 and 2024, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. The increase in revenues is primarily attributable to Wugen limiting its purchases in 2023, due mainly to changes in its clinical development program and delays in ramping up its manufacturing process. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and March 31, 2024:

	Three Months Ended March 31,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	744,465	$779,747	$35,282	5%
Manufacturing and materials	284,905	576,301	291,396	102%
Preclinical expenses	737,686	285,091	(452,595)	(61)%
Clinical trials	246,358	266,640	20,282	8%
Other expenses	242,399	215,505	(26,894)	(11)%
Total research and development expenses	$2,255,813	$2,123,284	$(132,529)	(6)%

Research and development expenses decreased by $132,529, or 6%, from $2.3 million for the three months ended March 31, 2023 to $2.1 million for the three months ended March 31, 2024. The decrease was primarily due to a decline in preclinical expenses, partially offset by an increase in manufacturing and materials expenses.

Salaries, benefits, and related expenses increased by $35,282, or 5%, from $744,465 for the three months ended March 31, 2023 to $779,747 for the three months ended March 31, 2024. This increase was primarily attributable to a $27,234 increase in salaries and a $6,711 increase in benefits.

Manufacturing and materials expense increased by $291,396, or 102%, from $284,905 for the three months ended March 31, 2023 to $576,301 for the three months ended March 31, 2024. In the three months ended March 31, 2023, costs were primarily costs associated with a 200L cGMP run of HCW9302. In the three months ended March 31, 2024, costs were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101.

Expenses associated with preclinical activities decreased by $452,595, or 61%, from $737,686 for the three months ended March 31, 2023 to $285,091 for the three months ended March 31, 2024. For the three months ended March 31, 2023, expenses were related primarily to the cost of toxicology studies and experimental materials related to IND-enabling activities required to prepare our IND for Phase 1b/2 clinical trial to evaluate HCW9302 in an autoimmune indication. In the three months ended March 31, 2024, toxicology and other IND-enabling studies were winding down, as we prepare to submit the IND application in the third quarter of 2024.

Expenses associated with clinical activities increased by $20,282, or 8%, from $246,358 for the three months ended March 31, 2023 to $266,640 for the three months ended March 31, 2024. The increase in costs was primarily attributable a $100,248 increase in the expenses associated with correlative studies and R&D collaborations, partially offset by a $79,966 decrease in patient fees and other clinical costs.

Subject to our ability to successfully execute our plans to obtain bridge financing, we anticipate expenses related to clinical activities will increase substantially in the future, as we enter Phase 2 clinical trials to evaluate HCW9218 in ovarian and pancreatic cancer, as well as other indications. The first Phase 2 clinical trial to open is at UPMC, who will sponsor a randomized study in which one arm will evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy. Designed as a randomized trial, the primary objectives of this study are to evaluate the safety and tolerability of HCW9218 with chemotherapy and the efficacy of the combined regimens in terms of complete pathologic response rate. If we are unable to complete planned business development and capital-raising transactions, we may have to curtail or cease operations.

Other expenses, which include overhead allocations, decreased by $26,894, or 11%, from $242,399 for the three months ended March 31, 2023 to $215,505 for the three months ended March 31, 2024. This decrease is primarily attributable to a $30,527 decrease allocation of depreciation, a $4,336 decrease in travel and travel-related expenses and a $8,503 decrease in expenses for equipment and supplies, partially offset by a $14,489 increase in repairs and maintenance.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and March 31, 2024:

	Three Months Ended March 31,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$819,778	$521,610	$(298,168)	(36)%
Professional services	1,707,588	4,772,840	3,065,252	180%
Facilities and office expenses	122,221	203,599	81,378	67%
Depreciation	69,213	67,081	(2,132)	(3)%
Rent and occupancy expense	42,159	42,716	557	1%
Other expenses	356,331	377,280	20,949	6%
Total general and administrative expenses	$3,117,290	$5,985,126	$2,867,836	92%

General and administrative expenses increased by $2.9 million, or 92%, from $3.1 million for the three months ended March 31, 2023 to $6.0 million for the three months ended March 31, 2024. The increase was primarily due to an increase in professional fees, which includes legal fees associated with the proceedings brought against the Company by Altor/NantCell, partially offset by a decrease in salaries, benefits and related expenses.

Salaries, benefits and related expenses decreased by $298,168, or 36%, from $819,778 for the three months ended March 31, 2023 to $521,610 for the three months ended March 31, 2024. The decrease was primarily attributable to a $299,174 decline in performance-related bonus compensation.

Professional services increased by $3.1 million, or 180%, from $1.7 million for the three months ended March 31, 2023 to $4.8 million for the three months ended March 31, 2024. Professional services include corporate legal services, expenses related to legal actions brought by Altor/NantCell, and other professional services, such as auditing and tax advisory fees. For the three months ended March 31, 2023, the Company incurred $1.1 million for legal fees in connection with the Altor/NantCell matter, $359,754 for legal fees in connection to procuring patents, and $233,007 in fees associated with other professional services. For the three months ended March 31, 2024, the Company incurred $4.1 million for legal fees in connection with the Altor/NantCell matter, $168,344 for legal fees in connection to procuring patents, and $185,462 in fees associated with other professional services. We expect to continue to incur material costs and expenses in connection with defending the Company in the Altor/NantCell matter through the third quarter of 2024.

Facilities and office expenses increased by $81,378, or 67%, from $122,221 for the three months ended March 31, 2023 to $203,599 for the three months ended March 31, ,2024, primarily due to a $67,518 increase in software and other licensing fees and a $16,960 increase in facilities expenses such as electricity and waste.

Other expenses increased by $20,949, or 6%, from $356,331 for the three months ended March 31, 2023 to $377,280 for the three months ended March 31, 2024. The increase is primarily attributable to an increase of $147,525 in financing expenses, partially offset by a $57,337 decrease in insurance-related costs and a $74,093 decrease in Delaware franchise taxes.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $93,438 and $93,789 in cash for interest for the three months ended March 31, 2023 and 2024, respectively. For the three months ended March 31, 2023, interest was expense. For the three months ended March 31, 2024, interest was capitalized.

Other Income, Net

Other income, net decreased from $383,322 for the three months ended March 31, 2023, to $25,602 for the three months ended March 31, 2024. The decrease is primarily attributable to a decrease interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. In addition, for the three months ended March 31, 2023, Other income included rental income. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date, which terminated in the year ended December 31, 2023. We received rental income of $59,453 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, our principal source of liquidity was $4.1 million in cash and cash equivalents, and there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Quarterly Report based on this liquidity. We considered elements of our financing plan that were probable and likely to be implemented within the next year, and we concluded such financing plans were not sufficient to mitigate the substantial doubt in our going concern analysis.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan, secured by the building. The remainder of the purchase price was funded with cash. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. There is no prepayment penalty. As of March 31, 2024, a balance of [$6.4] million remains due for this obligation, [$6.3] million of which is classified as a noncurrent liability included in Debt, net in the balance sheet included in the interim financial statements included in this Quarterly Report. As of March 31, 2024, we were in compliance with all covenants under the loan agreement and related documents.

Since the year end, we raised $6.1 million in financings. On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share. As of March 31, 2024, we received $2.0 million from the issuance of Secured Notes, which were issued to certain of our officers and a member of the Board of Directors, as well as other investors. On May 13, 2024, the Company’s Founder and Chief Executive Officer purchased an additional $1.6 million of Secured Notes.

In a Current Report on Form 8-K filed with the SEC on May 1, 2024, we reported that we were the victim of a criminal scheme that resulted in a loss of $1.3 million and a default on a legally binding commitment to purchase $8.0 million of Secured Notes. Management is currently in discussions with the Audit Committee of the Company’s Board of Directors to assess the effect of this incident and will work with management to establish a remediation plan. See Item 4. - “Controls and Procedures.” The loss did not have any impact on the Company’s financial position, results of operations or cash flows as of and for the three month period ended March 31, 2024.

Management has made some reductions in costs, but in order to continue the clinical development for our lead product candidates, we must maintain a core group of scientists. We continue to pursue our plan to obtain bridge financing through the issuance of up to $10.0 million in Secured Notes, $3.6 million of which have been issued to date in 2024. We anticipate this bridge financing, if fully subscribed, will allow us to reach such time as we can execute plans for business development transactions such as licenses for non-core assets and capital-raising transactions, although we cannot assure you of this outcome for many reasons, including uncertainties regarding the Company’s ongoing arbitration proceedings with Altor/NantCell, as described in Part II., Item 1. - “Legal Proceedings.” In addition to the bridge financing in the form of the sale of additional Secured Notes, other potential near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. If the Company is not successful in raising additional capital, management has the intent and ability to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

Comparison of the Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2024

The following table summarizes our cash flows for the three months ended March 31, 2023 and March 31, 2024:

	Three Months Ended March 31,
	2023	2024
Cash used in operating activities	$(3,638,213)	$(3,603,870)
Cash used in investing activities	(300,385)	(129,709)
Cash provided by financing activities	1,901	4,222,554
Net (decrease) increase in cash and cash equivalents	$(3,936,697)	$488,975

Operating Activities

Net cash used in operating activities were $3.6 million for the three months ended March 31, 2023 and the three months ended March 31, 2024.

Cash used in operating activities for the three months ended March 31, 2023 consisted primarily of net loss for the period of $5.1 million and $112,500 unrealized loss on investments, net. The amount of cash used in operating activities was partially offset by cash provided by operations arising from a $718,675 increase from Accounts payable and other liabilities, a $164,967 decrease in Accounts receivable, and a $182,294 decrease in Prepaid expenses and other assets. Further offsets were provided by noncash adjustments arising $298,847 from depreciation and amortization and $259,206 from stock-based compensation.

Cash used in operating activities for the three months ended March 31, 2024 consisted primarily of net loss for the period of $7.5 million, partially offset by cash provided by from a $2.5 million increase from Accounts payable and other liabilities, a $631,873 decrease in Accounts receivable, and a $302,640 decrease in Prepaid expenses and other assets. Further offsets were provided by noncash adjustments arising from an addback of $243,501 for depreciation and amortization and an addback of $244,685 from stock-based compensation.

Investing Activities

Cash used by investment activities for the three months ended March 31, 2023 consisted of $300,385 used for purchases of property and equipment.

Cash used by investment activities for the three months ended March 31, 2024 consisted of $129,709 used for purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities consisted of $1,901 from issuance of common stock upon exercise of vested employee stock options.

During the three months ended March 31, 2024, cash provided by financing activities consisted of an increase arising from a $2.5 million private placement of the Company’s common stock and cash received from the issuance of $1.8 million of Secured Notes. Subsequent to March 31, 2024, a check for the remaining $250,000 cleared to bring the total of cash received from the issuance of senior secured notes to $2.0 million. The increase in cash provided by financing activities were partially offset by a $29,706 decrease arising from debt repayment.

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

Other than the above, there have been no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies, Significant Judgements and Use of Estimates” in our Annual Report.

Recent Accounting Pronouncements

See Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, we had cash and cash equivalents of $4.1 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed interim balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). Based on that evaluation, two material weaknesses in the internal control over financial reporting (described below) were identified. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

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

As of March 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, two material weaknesses over financial reporting were identified (described below). Our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2024.

In a Current Report on Form 8-K filed with the SEC on May 1, 2024, we became aware that we were the victim of a criminal scheme involving the impersonation of a purchaser of Secured Notes upon the default on a legally binding commitment to purchase Secured Notes. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party and a default on a legally binding commitment to purchase $8.0 million of Secured Notes. As a result of the default and the related misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. These material weaknesses remained unremediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. There was no impact on the financial position, results of operations and cash flows as a result of the material weaknesses.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

We are committed to establishing and maintaining a strong internal control environment. In response to the identified material weakness as described above, the Company’s Board of Directors and its Audit Committee are conducting an internal investigation to determine the root cause of the material weaknesses, with advice from outside advisors. Upon conclusion of this investigation, they will work with management to evaluate internal controls over financial reporting based on criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Remediation plans being considered include, but are not limited to, adjusting authorization thresholds for unusual or significant transactions, enhancing the Company's due diligence procedures in connection with vetting of potential financial transactions with investors and lenders, requiring that transactions are performed in U.S. dollars in compliance with authorization thresholds, and requiring that transfers are made only by wire or check. A final remediation plan is expected to be in place by June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in our Annual Report. The risk factors included the Annual Report continue to apply to us and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 20, 2024 (the “Purchase Date”), we entered into subscription agreements (the “Subscription Agreements”) with certain officers and directors of the Company, including our Founder and Chief Executive Officer, our Chief Financial Officer and the Chairman of the Company’s Board of Directors, pursuant to which the Company sold an aggregate of 1,785,718 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $1.40 per share for an aggregate purchase price of $2.5 million. The per share purchase price represents a 25% premium to the per share closing price of the Common Stock as reported on the Nasdaq Global Market on the Purchase Date and a 19% premium to the 5-day volume weighted average closing price per share of the Common Stock as reported on the Nasdaq Global Market for the period ending on the Purchase Date.

The Shares issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended, in in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Secured Notes Issuance

The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and Item 8.01:

On March 28, 2024, we closed the previously announced issuance of $2.0 million in aggregate principal amount of Secured Notes (the “Initial Secured Notes”).

On May 13, 2024, we closed an additional issuance of $1.6 million of Secured Notes (the “Additional Secured Notes”) to our Founder and Chief Executive Officer. The Additional Secured Notes were issued pursuant to the previously announced Note Purchase Agreement, dated as of March 28, 2024, between us and the Purchasers (as defined in the Note Purchase Agreement) party thereto. The material terms of the Additional Secured Notes are identical to the terms of the previously disclosed Initial Secured Notes.

The issuance of the Additional Secured Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) and/or Regulation 506 promulgated thereunder, as a transaction by an issuer not involving a public offering. In addition, our Board of Directors and the Audit Committee of our Board of Directors reviewed the transaction under our policy for Related Party Transactions (the “Policy”) and determined that the issuance of the Additional Secured Notes was in compliance with the Policy.

Please refer to the Annual Report for a description of the agreements entered into in connection with Initial Secured Notes and the Additional Secured Notes.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit No.	Filing Date

10.1#	Senior Secured Note Purchase Agreement, dated March 28, 2024, by and between the Company and the Purchaser party thereto					X
10.2#	Senior Secured Promissory Note, dated March 28, 2024, by and between the Company and the Holder party thereof	10-K	001-40591	10.18	04/01/2024
10.3#	Pledge Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	001-40591	10.19	04/01/2024
10.4#	Escrow Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	001-40591	10.20	04/01/2024
10.5#	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2023 and March 31, 2024 (unaudited); (ii) the Condensed Statements of Operations for the three months ended March 31, 2023 (unaudited) and March 31, 2024 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 (unaudited) and March 31, 2024 (unaudited); (v) the Condensed Statements of Cash Flows for the three months ended March 31, 2023 (unaudited) and March 31, 2024 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: May 15, 2024	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)