Form 10-Q
period 2024-06-30
HCW Biologics Inc.
filed 2024-08-14
CIK 1828673

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 37,823,394 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2023	2024
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,595,101	$1,161,314
Accounts receivable, net	1,535,757	654,973
Prepaid expenses	1,042,413	404,918
Other current assets	230,916	164,607
Total current assets	6,404,187	2,385,812
Investments	1,599,751	1,599,751
Property, plant and equipment, net	20,453,184	22,806,052
Other assets	56,538	28,476
Total assets	$28,513,660	$26,820,091
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$6,167,223	$16,877,463
Accrued liabilities and other current liabilities	2,580,402	6,341,676
Total current liabilities	8,747,625	23,219,139
Debt, net	6,304,318	9,900,721
Total liabilities	15,051,943	33,119,860
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 36,025,104 shares issued at December 31, 2023; 250,000,000 shares authorized and 37,823,394 shares issued at June 30, 2024	3,603	3,782
Additional paid-in capital	83,990,437	86,977,024
Accumulated deficit	(70,532,323)	(93,280,575)
Total stockholders’ equity (deficit)	13,461,717	(6,299,769)
Total liabilities and stockholders’ equity (deficit)	$28,513,660	$26,820,091

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues:
Revenues	$622,807	$618,854	$664,690	$1,745,566
Cost of revenues	(502,402)	(438,443)	(531,752)	(950,408)
Net revenues	120,405	180,411	132,938	795,158

Operating expenses:
Research and development	1,616,666	2,029,186	3,872,479	4,152,470
General and administrative	1,587,861	1,594,193	3,596,739	3,160,285
Legal expenses	1,426,399	10,393,042	2,534,811	14,812,076
Nonoperating loss	—	1,300,000	—	1,300,000
Total operating expenses	4,630,926	15,316,421	10,004,029	23,424,831
Loss from operations	(4,510,521)	(15,136,010)	(9,871,091)	(22,629,673)
Interest expense	(95,514)	(159,666)	(188,951)	(159,666)
Other (expense) income, net	301,615	15,485	684,936	41,086
Net loss	$(4,304,420)	$(15,280,191)	$(9,375,106)	$(22,748,253)
Net loss per share, basic and diluted	$(0.12)	$(0.40)	$(0.26)	$(0.61)
Weighted average shares outstanding, basic and diluted	35,910,669	37,823,394	35,897,224	37,523,491

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2023 and 2024

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	10,195	1	1,900	—	1,901
Stock-based compensation	—	—	259,206	—	259,206
Net loss	—	—	—	(5,070,686)	(5,070,686)
Balance, March 31, 2023	35,886,635	$3,589	$83,224,070	$(50,608,732)	$32,618,927
Issuance of Common Stock upon exercise of stock options	40,086	4	7,708	—	7,712
Stock-based compensation	—	—	263,423		263,423
Net loss	—	—	—	(4,304,420)	(4,304,420)
Balance, June 30, 2023	35,926,721	$3,593	$83,495,201	$(54,913,152)	$28,585,642

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	12,572	1	2,254	—	2,255
Issuance of Common Stock upon equity subscription	1,785,718	178	2,499,827	—	2,500,005
Stock-based compensation	—	—	244,685	—	244,685
Net loss	—	—	—	(7,468,061)	(7,468,061)
Balance, March 31, 2024	37,823,394	$3,782	$86,737,203	$(78,000,384)	$8,740,601
Issuance of Common Stock upon exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	239,821	—	239,821
Net loss	—	—	—	(15,280,191)	(15,280,191)
Balance, June 30, 2024	37,823,394	$3,782	$86,977,024	$(93,280,575)	$(6,299,769)

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(9,375,106)	$(22,748,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,180	373,433
Stock-based compensation	522,629	484,506
Unrealized loss (gain) on investments, net	(223,440)	—
Changes in the carrying amount of right-of-use asset	(418)	(418)
Changes in operating assets and liabilities:
Accounts receivable	(289,516)	880,784
Deposit for interest reserve	(5,250,000)	—
Prepaid expenses and other assets	(49,819)	703,805
Accounts payable and other liabilities	1,212,921	11,896,608
Operating lease liability	(160,490)	(56,541)
Net cash used in operating activities	(13,030,059)	(8,466,076)
Cash flows from investing activities:
Purchases of property and equipment	(1,856,900)	(111,142)
Net cash used in investing activities	(1,856,900)	(111,142)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,613	2,502,260
Proceeds from issuance of debt	—	3,700,000
Debt repayment	—	(58,829)
Net cash provided by financing activities	9,613	6,143,431
Net (decrease) increase in cash and cash equivalents	(14,877,346)	(2,433,787)
Cash and cash equivalents at the beginning of the period	22,326,356	3,595,101
Cash and cash equivalents at the end of the period	$7,449,010	$1,161,314
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$188,951	$159,666
Noncash operating, investing and financing activities:
Capital expenditures accrued, but not yet paid	$357,466	$1,769,621
Purchases of property and equipment included in accounts payable and other liabilities	$18,382	$829,207

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

Liquidity and Going Concern

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the Company’s condensed interim financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2024, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to June 30, 2024, the Company incurred cumulative net losses of $90.8 million. As of June 30, 2024, the Company had $1.2 million in cash and cash equivalents. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The cash balance as of June 30, 2024 reflects the events reported in the Form 8-K filed on May 1, 2024 with the Securities and Exchange Commission (“SEC”), in which the Company reported that it was a victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. Further, the scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the three- and six-month periods ended June 30, 2024. As a result of these conditions, substantial doubt about the Company’s ability to continue as a going concern was raised. This issue was first identified as of December 31, 2023.

To date, the Company has funded operations primarily through the sale of stock, issuance of senior secured notes and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months ended June 30, 2023 and 2024, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $622,807 and $618,854, respectively. In the six months ended June 30, 2023 and 2024, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $664,690 and $1.7 million, respectively.

As of June 30, 2024, the conclusion of a going concern assessment was that there was substantial doubt about the Company’s ability to continue as a going concern. Under the guidance of Topic 205-40 for going concern assessment, management evaluated whether there were facts or circumstances that mitigated substantial doubt over the Company’s ability to remain a going concern. Management considered that the Company is expecting to continue to generate losses as its products are in clinical development and will not generate commercial sales. The Company also considered the burden on resources of legal proceedings.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed arbitration before JAMS brought by Altor and NantCell (the “Arbitration”) as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company is completing procedures required to be in compliance with the terms of the Settlement Agreement. The Settlement Agreement provides that, upon completion of these procedures, the parties will stipulate that the Arbitration and Complaint should be dismissed. In accordance with 17 CFR 229.601 (Item 601), the Company intends to include the Settlement Agreement in the Company’s third quarter report on Form 10-Q.

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. In the accompanying condensed balance sheet as of June 30, 2024, the Company reported a balance of $10.0 million for legal fees incurred but not yet paid that were included within accounts payable and an accrual of $4.8 million for accrued legal fees within accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees.

The Company continues to pursue bridge financing through the issuance of up to $10.0 million in Secured Notes. Subsequent to the end of the second quarter of 2024, the Company issued an additional $1.8 million in Secured Notes, bringing the total issuance of Secured Notes to $5.5 million. With the Settlement Agreement and imminent dismissal of the Arbitration, the attendant uncertainties for the outcome and additional complexities, as well as on-going legal costs of the dispute have been lifted. As a result, management believes that in addition to the secured note financing, other avenues of financing are now available to the Company. The Company has developed and is implementing its financing plan involving other capital-raising activities for equity investments which it intends to close by year-end. Management anticipates that the capital obtained through these financings will allow the Company to fund operations through to execution of its plans for business development transactions such as licenses, although there can be no assurance of this outcome. In addition, near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. If the Company is not successful in raising additional capital, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of June 30, 2024 and for the three- and six-month periods ended June 30, 2023 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed interim balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 15, 2024 (the “Annual Report”) and in other filings with the SEC.

Reclassification of Prior Period Presentation of Legal Expenses

Certain prior period amounts have been reclassified to distinguish between General and administrative expenses in the ordinary course of business and legal expenses incurred in connection with the arbitration and Settlement Agreement described in Notes 1. Reclassification of legal expenses incurred in connection with legal proceedings impacts the consolidated interim statements of operations. There is no effect on reporting results of operations from prior periods.

Revenue Recognition

The Company accounts for revenues in accordance with ASC 606, Revenue from Contracts with Customers (“Topic 606”). To determine revenue recognition for arrangements that fall within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer.

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

On June 18, 2021, the Company entered into a master services agreement for the supply of materials for clinical development of licensed products. To meet all the criteria to qualify as a contract under Topic 606, the Company must enter into statements-of-work for purchases of clinical and research grade materials. The Company has determined that the manufacturing of the clinical and research materials supplied by the Company each represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company's progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period.

For the three and six months ended June 30, 2023, the Company recognized $622,807 and $664,690 in revenue related to the sale of development supply materials to Wugen, respectively. For the three and six months ended June 30, 2024, the Company recognized $618,854 and $1.7 million in revenue related to sale of development supply materials to Wugen, respectively.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of June 30, 2024 and December 31, 2023, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed interim balance sheets. The Company used its equity interest in Wugen to collateralize the Secured Notes. See Note 3. Debt, Net.

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

As of June 30, 2024, the Company had a balance of $6.3 million included in Accrued liabilities and other current liabilities in the accompanying condensed interim balance sheet, consisting of $4.8 million for legal fees, $422,000 for construction in progress, $500,000 for manufacturing expenses, $139,000 for clinical expenses, $57,000 for bonus payable, $124,000 for the current portion of long-term debt and $152,000 for salary and benefits.

3. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building.

As of June 30, 2024, the Company had $6.3 million in principal outstanding in a loan under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with all covenants as of June 30, 2024. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of June 30, 2024, the current portion of $123,956 is included in Accrued liabilities and other current liabilities, and the noncurrent portion of $6.3 million is included in Debt, net in the accompanying condensed interim balance sheet.

Senior Secured Notes

On March 31, 2024, the Company entered into a Note Purchase Agreement with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which the Company may issue secured notes up to an aggregate principal amount up to $10.0 million (“Secured Notes”).

As of June 30, 2024, the Company received $3.7 million in funding from the issuance of Secured Notes, which is included within Debt, Net on the accompanying condensed interim balance sheet. Investors included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.2 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $90,000; and Gary M. Winer, a member of our board of directors, who invested $60,000, as well as unrelated parties.

As of June 30, 2024, existing investors in Secured Notes unanimously agreed to an Amended and Restated Note Purchase Agreement and related documents (“Amended and Restated Note Purchase Agreement”). Under the terms of the Amended and Restated Note Purchase Agreement, the Secured Notes continue to bear interest at a rate of 9% per annum, payable quarterly in arrears. The Secured Notes will mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest and other amounts owed under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of June 30, 2024 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

If the Company elects to prepay the Senior Notes on or before December 31, 2024, there is a 5% prepayment penalty. The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes before the Maturity Date under certain circumstances. In the event of a Mandatory Prepayment, Secured Notes may receive a bonus payment based on the gross proceeds of the sale of the Pledged Collateral. If a bonus payment is paid, then there is no prepayment penalty. The Amended and Restated Note Purchase Agreement also contains default provisions, according to which, following an event of default, the Company may be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis based on a $10.0 million issuance of Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes.

Amended terms of the Amended and Restated Note Purchase Agreement include a conversion feature, which gives the holder a right to convert the outstanding indebtedness to shares of the Company’s common stock under certain conditions, subject to final documentation. The holders of the Secured Notes have no obligation to exercise the conversion option, however, if the holders of the majority of principal of Secured Notes outstanding choose to do so, then all the holders of Secured Notes must do so.

4. Preferred Stock

As of December 31, 2023 and June 30, 2024, the Company had 10,000,000 shares of preferred stock authorized and no such shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Numerator:
Net loss	$(4,304,420)	$(15,280,191)	$(9,375,106)	$(22,748,253)
Denominator:
Weighted-average common shares outstanding	35,910,669	37,823,394	35,897,224	37,523,491
Net loss per share, basic and diluted	$(0.12)	$(0.40)	$(0.26)	$(0.61)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At June 30,
	2023	2024
Common stock options	1,873,806	1,796,065
Potentially dilutive securities	1,873,806	1,796,065

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets, which were measured at fair value at December 31, 2023 and June 30, 2024:

	At December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,626,129	$—	$—	$1,626,129
Total	$1,626,129	$—	$—	$1,626,129

	At June 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$82,723	$—	$—	$82,723
Total	$82,723	$—	$—	$82,723

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2023 and June 30, 2024. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

8. Commitments and Contingencies

Operating Leases

The Company entered a new one-year lease for approximately 12,250 square feet of space located in Miramar, Florida, which was covered by two prior operating leases that had a two-year term that commenced on March 1, 2022 and ended on February 29, 2024. Upon the commencement of those leases, the Company used its incremental borrowing rate of 6.0% to determine the amounts to recognize for a ROU asset and a lease liability. The new lease commenced on March 1, 2024 and terminates on February 28, 2025. If a lease has a term that is 12 months or less in duration, the lease qualifies for a short-term lease exemption under ASC 842-20-25-2. The Company elected to take advantage of this exemption, and it will account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The remaining lease payments under the new short-term lease are $183,216. The Company has no obligations under financing leases.

For the three months ended June 30, 2023 and 2024, rent expense recognized by the Company was $40,875 and $49,524, respectively, of which $22,212 and $25,936, respectively, are included in research and development in the accompanying condensed interim statements of operations. For the six months ended June 30, 2023 and 2024, rent expense recognized by the Company was $84,825 and $96,907, respectively, of which $44,424 and $49,389, respectively are included in research and development in the accompanying condensed interim statements of operations.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of June 30, 2024, it is under contract for obligations of $163,750 it expects to pay during the year ending December 31, 2024. As of December 31, 2023 and June 30, 2024, the Company had commitments to fund $4.4 million and $2.6 million, respectively, in construction costs related to the buildout of its new headquarters and manufacturing facility.

Project Financing

On January 10, 2024 (the “Termination Date”), the Company exercised its right to terminate its credit agreement (the “Credit Agreement”), dated April 21, 2023, with Prime Capital Ventures, LLC (the “Lender”), as permitted under the terms of the Credit Agreement. The termination followed repeated delays in funding and related concerns. There were no borrowings under the Credit Agreement as of the Termination Date, and the Company did not incur any penalties as a result of such termination under the terms of the Agreement. Upon exercising its right to terminate the Agreement, the Company was entitled to receive the return of the $5.3 million that the Company placed on deposit to establish an interest reserve account with the Lender. However, the Lender defaulted on its obligation to return the interest reserve deposit. Given the uncertainty of when or if funds will be recovered from the Lender, the Company recognized a reserve for a credit loss for $5.3 million as of December 31, 2023.

The Company intends to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

Nonoperating Loss

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the three- and six-month periods ended June 30, 2024.

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

Arbitration, Settlement and General Release

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (“Altor/NantCell”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims. On that same date, Altor/NantCell filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Altor/NantCell’s proceeding against the Company proceeded in arbitration before JAMS and consolidated with the arbitration Altor/NantCell initiated against Dr. Wong (the “Arbitration”). On March 26, 2024, Altor/NantCell filed a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong.

As reported in the Company’s Form 8-K filed on July 18, 2024 and described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as the Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company is completing procedures required to be in compliance with the terms of the Settlement Agreement. The Settlement Agreement provides that, upon completion of these procedures, the parties will stipulate that the Arbitration and Complaint should be dismissed. In accordance with 17 CFR 229.601 (Item 601), the Company intends to include the Settlement Agreement in the Company’s third quarter report on Form 10-Q.

Other Matters

As of June 30, 2024, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The Company continues to seek the financing required to complete the construction project.

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

Subsequent to the end of the second quarter of 2024, the Company issued an additional $1.8 million in Secured Notes. On July 2, 2024, the Company issued an additional $1.5 million in Secured Notes. As of August 5, 2024, the Company issued $250,000 in Secured Notes, including an investment of $75,000 from Dr. Wong; $50,000 from Mr. Garrett; $25,000 from Rick S. Greene, a member of the board of directors; and $25,000 from Lee Flowers, Senior Vice President of Business Development.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings,” as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, to resolve the previously disclosed arbitration before JAMS brought by Altor and NantCell as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). In accordance with 17 CFR 229.601 (Item 601), the Company intends to include the Settlement Agreement in the Company’s third quarter report on Form 10-Q.

As reported on the Company’s Form 8-K filed on August 12, 2024, the Company received written notices from the Listing Qualifications Staff (“Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rules. The notifications from Nasdaq do not impact the listing of the Company’s common stock at this time. The Company received a notice that it was not in compliance with Nasdaq Listing Rules for the $50.0 million market value listed securities requirement as of June 17, 2024; the minimum bid price as of August 6, 2024; and the $15.0 million market value of publicly held shares requirement as of August 8, 2024. The Company has 180 days from the respective date of notice to address each deficiency. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

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

Accumulation of senescent cells with a senescence-associated proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. The key to our immunotherapeutic approach is elimination of senescent cells and the proinflammatory factors they secrete. Our most advanced product candidates include three immunotherapeutic drugs we created with the proprietary TOBI™ (Tissue factOr-Based fusIon) drug discovery platform:

HCW9218. This is a clinical-stage molecule currently being evaluated in a Phase 2 clinical study in patients with ovarian cancer with the University of Pittsburgh Medical Center as sponsor. For this study, HCW9218 will be administered in combination with neoadjuvant chemotherapy as a first-line treatment with neoadjuvant chemotherapy alone serving as a control arm. Subcutaneous administration of HCW9218 activates NK cells, innate lymphoid group-1, and CD8+T cells, and neutralizes TGF-β. This is a bifunctional molecule that can impact senescence by reducing senescent cells (i.e., senescent-cell-reducing effect) and eliminating the proinflammatory factors they secrete (i.e., senomorphic effect). Our future HCW9218 program will focus on ovarian cancer for our oncology program, with the primary focus on other senescence-associated diseases and conditions beyond cancer.

HCW9302. This is a molecule currently completing IND-enabling activities. Subcutaneous administration of HCW9302 is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing cells and the inflammatory factors which they secrete. HCW9302 is the basis for our autoimmune program. We expect to file our IND application at the end of the third quarter in 2024. We are also exploring the utility of HCW9302 for other aging-related diseases, such as neurodegenerative diseases, in relevant animal models. Our plan is to identify the Recommended Phase 2 Dose (“RP2D”) in patients based on a Phase 1b clinical trial to evaluate HCW9302 in an autoimmune indication, then expand to a neurodegenerative disease indication in a Phase 2 trial utilizing this RP2D.

HCW9206. This preclinical molecule is beginning IND-enabling activities. It has a unique design that results in a multi-functional compound with three powerful cytokines: IL-7, IL-15, and IL-21. Subcutaneous administration of HCW9206 results in T cell proliferation and activation, enhances NK cell cytotoxicity, and improves overall immune surveillance against pathogens or tumors. HCW9206 is being considered to be the basis of our future oncology program. Ex vivo rights have been licensed to Wugen.

HCW9201. This is a clinical-stage molecule currently being evaluated by Wugen in a Phase 1 clinical trial in Acute Myeloid Leukemia, as a cell-based treatment. We have not yet initiated any clinical trials to evaluate HCW9201 in other indications. We retain the rights for administration by subcutaneous injection. HCW9201 has a unique design that results in a multi-functional compound with three powerful cytokines, IL-12, IL-15, and IL-18, in a single protein complex. We are exploring intra-tumoral injection of HCW9201 for treatment of cancer.

Business Highlights

Implementation of Arbitration Settlement Agreement

The Settlement Agreement among the Company, Dr. Wong, Altor, NantCell and ImmunityBio, which was entered into as of July 13, 2024, and is described in Part II, Item 1. – Legal Proceedings” below, eliminated the uncertainty of the outcome of the previously disclosed arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy.

The settlement involved intellectual property the Company developed, including the proprietary TOBITM drug discovery platform and its unique tissue-factor scaffold used to create protein-fusion molecules that include several elements, such as multiple protein targets, including cytokines, single-chain antibodies, and ligands, as well as proprietary TOBITM-based molecules. The primary molecule involved in the settlement was HCW9218, a bi-functional immunotherapeutic designed to with the cytokine IL-15, known to rejuvenate the immune system and reduce senescence, as well as a “trap” or neutralize TGF-β, a powerful cytokine that drives immunosuppressive activity. HCW9218 had been evaluated in two initial-stage clinical studies in cancer indications.

One of the benefits of the Settlement Agreement is that the Company now has a clear path for the future, and the TOBITM-based product candidates and indications that will be part of our clinical development strategy. We are in the process of reassessing our clinical assets and will make some adjustments to our definition of the indications and markets that will be our core focus, but we remain committed to developing immunotherapeutic treatments for age-related diseases, especially cancer.

We will need to make some adjustments with respect to the development of TOBITM-based molecules to treat cancer indications, in particular, with respect to our lead product candidate, HCW9218, and other derivative molecules designed with TGF-β traps. The TGF-β trap is designed to neutralize the immunosuppressive nature of TGF-β, but there are other approaches to do so. Under the Settlement Agreement, we retain the non-exclusive rights related to the clinical development of HCW9218 for the treatment of ovarian cancer using HCW9218 in combination with neoadjuvant chemotherapy, as well as the exclusive right to clinical development of HCW9218 for the treatment of all indications outside of oncology. We retain the rights for HCW9206, a protein-fusion molecule designed with IL-7, IL-21 and IL-15 anchored to the TOBITM platform. We have accelerated the development of this molecule since it has shown potential for the treatment of cancer in preclinical research conducted by the Company as well as collaborators at leading research institutions. Because of its central role in the regulation of conventional T cell homeostasis, including proliferation, survival, and memory formation without eliciting autoimmunity, IL-7 has been considered from early on as a key factor in immunotherapeutics. In our preclinical studies, HCW9206 has exhibited many of the properties to reduce senescent cells and the proinflammatory factors they secrete that are characteristic of HCW9218, without relying on a TGF-β trap in its design. For our autoimmune disease program based on HCW9302, we do not foresee the need to make any significant adjustments to the current program, and we remain on track to file an IND application to evaluate HCW9302 for treatment of autoimmune disease in the third quarter of 2024. In addition, we retain unrestricted rights with respect to the creation of new compounds based on the TOBITM discovery platform, so long as they do not include a TGF-β domain.

Financing

•
Capital-raising activities provided $8.0 million in 2024, consisting of the following:
o
$2.5 million in a private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain officers and members of the Company’s board of directors at a purchase price of $1.40 per share.
o
$5.5 million from the issuance of senior secured notes (“Secured Notes”). The Company is authorized to raise up to $10.0 million in Secured Notes and will continue to seek investors for the remaining $4.5 million of Secured Notes available for issuance.
•
We have launched our plans to expand our capital-raising activities, including financing through direct investment as well as business development transactions, such as licensing and collaborative agreements.
•
The Company is in the process of reassessing our product candidates to determine which compounds, indications and markets will be considered “core assets,” We will continue to seek business development transaction for our non-core assets through licenses for rights to certain compounds, disease indications and markets.
•
As of June 30, 2024, we believe that substantial doubt exists regarding our ability to continue as a going concern for at least 12 months from the date of issuance, without additional funding or financial support. After giving consideration to elements of our financing plan that were probable to occur within a year of the date of issuance, we concluded that substantial doubt was not alleviated in the going concern analysis.
•
We have received written notices from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with continued listing requirements on the Nasdaq Global Market for the market value of listed securities as of June 17, 2024; minimum bid price as of August 6, 2024; and the market value of publicly held shares as of August 8, 2024. Under Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of notice in which to regain compliance. We intend to take all reasonable measures available to us to regain compliance with the continued listing requirements for the Nasdaq Global Market.

Clinical Development

•
There is an ongoing Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy, sponsored by the University of Pittsburgh Medical Center. (NCT05145569)
•
In the coming year, after finalizing the supply agreement with ImmunityBio, we intend to conduct investigative studies to evaluate HCW9218 in senescence-associated diseases and disorders beyond cancer.
•
We are in the final stages of completing the IND application to evaluate HCW9302 in an autoimmune disease, which we plan to submit by the end of the third quarter of 2024. There can be no assurance that the FDA will authorize us to initiate our planned clinical trials on a timely basis, or at all. In the event we do not receive feedback on a timely basis, or we are required to change the design of our clinical protocol or address other feedback, clinical development of our products would be delayed and our costs may increase.

•
In June 2024, a scientific paper authored by our scientific research team led by Dr. Wong was published in the peer-reviewed journal, Cancer Immunology, Immunotherapy, entitled, “A ‘Prime and Expand’ Strategy Using Multifunctional Fusion Proteins to Generate Memory-Like NK Cells for Cell Therapy.” The paper features HCW9206 and highlights that the “prime and expand” strategy represents a simple feeder cell-free approach to streamline manufacturing of clinical-grade Memory-Like NK cells to support multidose and off-the-shelf Adoptive Cellular Therapy. Rights to develop cell-based therapies based on HCW206 is licensed to Wugen.

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

Performance obligations relating to the granting a license and delivery of licensed product and R&D know-how were satisfied when transferred upon the execution of the Wugen License on December 24, 2020. The Company recognized revenue for the related consideration at a point in time. The revenue recognized from a transaction to supply clinical and research grade materials entered into under the MSA and covered by a Statement of Work, represents one performance obligation that is satisfied over time. The Company recognizes revenue generated for supply of material for clinical development using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees in the executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include third-party costs such as insurance costs, fees for professional services, such as legal fees in the ordinary course of business, auditing and tax services, facilities administrative costs, and other expenses.

We expect general and administrative expenses incurred in the normal course of business for other purposes, such as costs for recruitment and retention of personnel, service fees for consultants, advisors and accountants, as well as costs to comply with government regulations, corporate governance, internal control over financial reporting, insurance and other requirements for a public company, to continue to increase for the foreseeable future as we build our clinical programs.

Legal Expenses

Legal expenses consist of fees incurred by the Company in its own defense and that of officers and employees in connection with a legal matter brought against the Company and Dr. Hing C. Wong, our Founder and Chief Executive Officer, by a former employer of Dr. Wong.

During the period ended December 31, 2022, Altor/NantCell initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over the lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS (“Arbitration”). On March 26, 2024, Altor/NantCell filed a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The arbitration hearing was held on May 20, 2024 to May 31, 2024, after which the parties entered into settlement negotiations.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as a Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company is completing procedures required to be in compliance with the terms of the Settlement Agreement. The Settlement Agreement provides that, upon completion of these procedures, the parties will stipulate that the Arbitration and Complaint should be dismissed. In accordance with 17 CFR 229.601 (Item 601), the Company intends to include the Settlement Agreement in the Company’s third quarter report on Form 10-Q.

Nonoperating Loss

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the three- and six-month periods ended June 30, 2024.

Interest Expense

Interest expense includes interest paid on debt.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues:
Revenues	$622,807	$618,854	$664,690	$1,745,566
Cost of revenues	(502,402)	(438,443)	(531,752)	(950,408)
Net revenues	120,405	180,411	132,938	795,158

Operating expenses:
Research and development	1,616,666	2,029,186	3,872,479	4,152,470
General and administrative	1,587,861	1,594,193	3,596,739	3,160,285
Legal expenses	1,426,399	10,393,042	2,534,811	14,812,076
Nonoperating loss	—	1,300,000	—	1,300,000
Total operating expenses	4,630,926	15,316,421	10,004,029	23,424,831
Loss from operations	(4,510,521)	(15,136,010)	(9,871,091)	(22,629,673)
Interest expense	(95,514)	(159,666)	(188,951)	(159,666)
Other (expense) income, net	301,615	15,485	684,936	41,086
Net loss	$(4,304,420)	$(15,280,191)	$(9,375,106)	$(22,748,253)

Comparison of the Three Months ended June 30, 2023 and June 30, 2024

Revenues

The Company recognized revenues of $662,807 and $618,854 for the three months ended June 30, 2023 and 2024, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and June 30, 2024:

	Three Months Ended June 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$758,193	$756,646	$(1,547)	(0)%
Manufacturing and materials	100,387	751,770	651,383	649%
Preclinical expenses	323,695	258,476	(65,219)	(20)%
Clinical trials	197,936	65,120	(132,816)	(67)%
Other expenses	236,455	197,174	(39,281)	(17)%
Total research and development expenses	$1,616,666	$2,029,186	$412,520	26%

Research and development expenses increased by $412,250, or 26%, from $1.6 million for the three months ended June 30, 2023 to $2.0 million for the three months ended June 30, 2024. The increase was primarily due to an increase in manufacturing and materials, offset by a decline in preclinical and clinical trial expenses.

Salaries, benefits, and related expenses decreased by $1,547, or less than 1%, from $758,193 for the three months ended June 30, 2023 to $756,646 for the three months ended June 30, 2024. This decrease was primarily attributable to a $15,655 increase in salaries and related taxes, offset by a $11,103 decrease in expenses recognized for stock compensation and a $6,099 decrease in expenses for employee benefits.

Manufacturing and materials expense increased by $651,383, or 649%, from $100,387 for the three months ended June 30, 2023 to $751,770 for the three months ended June 30, 2024. In the three months ended June 30, 2023, costs were primarily attributable to ancillary activities such as shipping, insurance and storage. Production runs to build up a 12 - 24 month supply of clinical supply of HCW9218 and HCW9302 were completed. In the three months ended June 30, 2024, costs were primarily attributable to increased costs of production and materials related to manufacturing high-producing cell line of HCW9101, an affinity ligand we use in our manufacturing process.

Expenses associated with preclinical activities decreased by $65,219, or 20%, from $323,695 for the three months ended June 30, 2023 to $258,476 for the three months ended June 30, 2024. For the three months ended June 30, 2023, costs were incurred primarily for additional studies required for submission of an IND application to the FDA to request permission to conduct a clinical study to evaluate HCW9302 in an autoimmune indication. In the three months ended June 30, 2024, toxicology and other IND-enabling studies were winding down, as we prepare to submit the IND application in the third quarter of 2024.

Expenses associated with clinical activities decreased by $132,816, or 67%, from $197,936 for the three months ended June 30, 2023 to $65,120 for the three months ended June 30, 2024. The decrease in costs was primarily attributable a $105,959 decrease in the expenses associated with patient fees and a $21,958 decrease in consulting and other professional fees.

Subject to our ability to successfully execute our plans to obtain financing, we anticipate expenses related to clinical activities will increase substantially in the future, as we continue with a Phase 2 clinical trial to evaluate HCW9218 in ovarian cancer, as well as other indications. If we are unable to complete planned capital-raising transactions and business development transactions for out-licensing, we may have to curtail or cease operations.

Other expenses, which include overhead allocations, decreased by $39,281, or 17%, from $236,455 for the three months ended June 30, 2023 to $197,174 for the three months ended June 30, 2024. This decrease is primarily attributable to a $29,561 decrease in allocation of depreciation and a $6,880 decrease in travel and travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and June 30, 2024:

	Three Months Ended June 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$812,889	$714,974	$(97,915)	(12)%
Professional services	201,815	229,963	28,148	14%
Facilities and office expenses	141,459	204,715	63,256	45%
Depreciation	64,797	66,615	1,818	3%
Rent and occupancy expense	39,764	63,992	24,228	61%
Other expenses	327,137	313,934	(13,203)	(4)%
Total general and administrative expenses	$1,587,861	$1,594,193	$6,332	0%

General and administrative expenses related to the ordinary course of business were $1.6 million and $1.6 million for the three months ended June 30, 2023 and 2024, respectively, with an increase of $6,332, or 0%.

Salaries, benefits and related expenses decreased by $97,915, or 12%, from $812,889 for the three months ended June 30, 2023 to $714,974 for the three months ended June 30, 2024. The decrease reflects cost cutting measures put in place in the three-month period ended June 30, 2024, which resulted in a $78,626 decrease in salaries and related taxes. In addition, there was a $12,499 decrease in expenses related to stock-based compensation.

Professional services increased by $28,148, or 14%, from $201,815 for the three months ended June 30, 2023 to $229,963 for the three months ended June 30, 2024. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The increase is primarily attributable to a $39,850 increase in auditing and tax advisory fees, partially offset by a $11,652 decrease in legal fees for services incurred in connection with procuring patents.

Facilities and office expenses increased by $63,256, or 45%, from $141,459 for the three months ended June 30, 2023 to $204,715 for the three months ended June 30, 2024, primarily due to a $73,462 increase in software and other licensing fees, offset by a $10,966 decrease in facilities expenses such as electricity and waste disposal.

Other expenses decreased by $13,202, or 4%, from $327,137 for the three months ended June 30, 2023 to $313,934 for the three months ended June 30, 2024. The increase is primarily attributable to a $43,228 increase in financing expenses, offset by a $27,462 decrease in insurance-related costs and a $27,642 decrease in Delaware franchise taxes.

Legal Expenses

Legal expenses were $1.4 million in the three months ended June 30, 2023 and $10.4 million for the three months ended June 30, 2024. In the three months ended June 30, 2023, costs were incurred in connection with several legal proceedings which culminated by consolidating Altor/NantCell’s action against the Company with the Altor/NantCell arbitration demand against Dr. Wong. Thereafter, proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS.

In the three months ended June 30, 2024, the arbitration hearing was held from May 20, 2024 to May 31, 2024. The Company incurred legal fees for a large team of lawyers require to represent the Company; Dr. Wong; Dr. Peter Rhode, our Chief Scientific Officer and Vice President of Clinical Affairs and an officer of the Company; as well as other employees. The hearing was followed by an extended period of intense negotiations which culminated in a Settlement Agreement entered into by the Company and Dr. Wong as of July 13, 2024 with Altor/NantCell and its parent, ImmunityBio. While the Company has relief from the future burden of ongoing legal expenses related to these proceedings, we incurred significant legal expenses for our defense and for the defense of officers and employees. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $93,438 and $93,789 in cash for interest for the three months ended June 30, 2023 and 2024, respectively. For the three months ended June 30, 2023, interest was expensed. For the three months ended June 30, 2024, interest was capitalized.

Other Income, Net

Other income, net decreased from $301,615 for the three months ended June 30, 2023 to $15,485 for the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. In addition, for the three months ended June 30, 2023, Other income included rental income. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date, which terminated in the year ended December 31, 2023. We received rental income of $59,453 for the three months ended June 30, 2023.

Comparison of the Six Months ended June 30, 2023 and June 30, 2024

Revenues

The Company recognized $664,690 and $1.7 million of revenues for the six months ended June 30, 2023 and 2024, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and June 30, 2024:

	Six Months Ended June 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$1,502,658	$1,536,393	$33,735	2%
Manufacturing and materials	385,293	1,328,072	942,779	245%
Preclinical expenses	1,061,381	543,567	(517,814)	(49)%
Clinical trials	444,295	331,758	(112,537)	(25)%
Other expenses	478,852	412,680	(66,172)	(14)%
Total research and development expenses	$3,872,479	$4,152,470	$279,991	7%

Research and development expenses increased by $279,991, or 7%, from $3.9 million for the six months ended June 30, 2023 to $4.2 million for the six months ended June 30, 2024. This increase was primarily attributable to an increase in expenses related to manufacturing and materials, partially offset by a decrease in preclinical and clinical trials expenses.

Salaries, benefits, and related expenses increased by $33,375, or 2%, from $1.5 million for the six months ended June 30, 2023 to $1.5 million for the six months ended June 30, 2024. This increase was primarily attributable to a $42,888 increase in salaries and related taxes, partially offset by a $9,766 decrease in expenses related to stock-based compensation.

Manufacturing and materials expense increased by $942,779, or 245%, from $385,293 for the six months ended June 30, 2023 to $1.3 million for the six months ended June 30, 2024. In the six months ended June 30, 2023, costs were primarily attributable to production activities associated with a 200L cGMP manufacturing run of HCW9302 and ancillary activities such as shipping, insurance and storage. In the six months ended June 30, 2024, costs were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101.

Expenses associated with preclinical activities decreased by $517,814, or 49%, from $1.1 million for the six months ended June 30, 2023 to $543,567 for the six months ended June 30, 2024. In the six months ended June 30, 2023, costs were incurred to complete the toxicology study and for additional studies required for submission of an IND application to the FDA to request permission to conduct a clinical study to evaluate HCW9302 in an autoimmune indication. In the six months ended June 30, 2024, toxicology and other IND-enabling studies were winding down, as we prepare to submit the IND application late in the third quarter of 2024.

Expenses associated with clinical activities decreased by $112,537, or 25%, from $444,295 for the six months ended June 30, 2023 to $331,758 for the six months ended June 30, 2024. The decrease was primarily attributable to a $170,973 decrease in patient fees, partially offset by a $60,091 increase costs for post-clinical studies that we conducted through collaborations. In the six months ended June 30, 2023, in addition to the University of Minnesota study which initiated in May 2022, the Company incurred costs related to an ongoing Company-sponsored Phase 1b clinical trial to evaluate HCW9218 in chemo-refractory/chemo-resistant pancreatic cancer which initiated in October 2022. In the six months ended June 30, 2024, we completed enrollment in the Phase 1/1b clinical trials and the majority of our activities were focused on post-clinical correlative studies which we conducted through collaborations. As a result of the Settlement Agreement, ImmunityBio has the exclusive right to the use of HCW9218 in the treatment of pancreatic cancer. We will continue to evaluate HCW9218 in combination with neoadjuvant chemotherapy in the treatment of ovarian cancer.

Other expenses, which include overhead allocations, decreased by $66,172, or 14%, from $478,852 for the six months ended June 30, 2023 to $412,680 for the six months ended June 30, 2024. The decrease in other expenses is primarily attributable to a $60,089 decrease in the allocation of depreciation and a $9,911 decrease in travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and June 30, 2024:

	Six Months Ended June 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$1,632,665	$1,236,585	$(396,080)	(24)%
Professional services	800,992	583,769	(217,223)	(27)%
Facilities and office expenses	263,681	408,314	144,633	55%
Depreciation	134,010	133,694	(316)	(0)%
Rent expense	81,924	106,708	24,784	30%
Other expenses	683,467	691,215	7,748	1%
Total general and administrative expenses	$3,596,739	$3,160,285	$(436,454)	(12)%

General and administrative expenses related to the ordinary course of business decreased by $436,454, or 12%, from $3.6 million for the six months ended June 30, 2023 to $3.2 million for the six months ended June 30, 2024. The decrease is primarily attributable to a decrease in expenses as a result of cost-cutting measures put in place in the six months ended June 30, 2024, and a decrease in legal fees incurred in connection with procuring patents, partially offset by an increase in software licensing fees.

Salaries, benefits and related expenses decreased by $396,080, or 24%, from $1.6 million for the six months ended June 30, 2023 to $1.2 million for the six months ended June 30, 2024. The decrease reflects cost cutting measures put in place in the six month period ended June 30, 2024, which resulted in a $54,525 decrease in salaries and $304,174 decrease resulting from the waiver of deferred bonus payments due to officers of the Company. In addition, there was a $28,357 decrease in expenses related to stock-based compensation.

Professional services decreased by $217,223, or 27%, from $800,992 for the six months ended June 30, 2023 to $583,769 for the six months ended June 30, 2024. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The decrease is primarily attributable to a $203,062 decrease in legal fees incurred in connection with procuring patents.

Facilities and office expenses increased by 144,633, or 55%, from $263,681 for the six months ended June 30, 2023 to $408,314 for the six months ended June 30, 2024, primarily due to a $140,980 increase in software and other licensing fees and a $23,756 increase in costs for waste disposal, offset by a $20,808 decrease in facilities expenses such as office supplies and services.

Other expenses decreased by $7,748, or 1%, from $683,467 for the six months ended June 30, 2023 to $691,215 for the six months ended June 30, 2024. The increase is primarily attributable to a $190,585 increase in financing expenses primarily related to our search for a lender to complete the construction of the Company’s new headquarters, partially offset by a $84,680 decrease in insurance-related costs and a $99,514 decrease in Delaware franchise taxes.

Legal Expenses

Legal expenses were $2.5 million in the six months ended June 30, 2023 and $14.8 million for the six months ended June 30, 2024. In the six months ended June 30, 2023, costs were incurred in connection with several legal proceedings which culminated by consolidating Altor/NantCell’s action against the Company with the Altor/NantCell arbitration demand against Dr. Wong. Thereafter, proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS.

In the six months ended June 30, 2024, preparations for the arbitration were taking place with witness preparation and depositions. The arbitration hearing was held from May 20, 2024 to May 31, 2024, which required a large team of lawyers to represent the Company; Dr. Wong; Dr. Peter Rhode, our Chief Scientific Officer and Vice President of Clinical Affairs and an officer of the Company; as well as other employees. The hearing was followed by an extended period of intense negotiations which culminated in a Settlement Agreement entered into by the Company and Dr. Wong as of July 13, 2024 with Altor/NantCell and its parent, ImmunityBio. While the Company has relief from the future burden of ongoing legal expenses related to these proceedings, we incurred significant legal expenses for our defense and for the defense of officers and employees. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $93,438 and $93,789 in cash for interest for the six months ended June 30, 2023 and 2024, respectively. For the six months ended June 30, 2023, interest was expensed. For the six months ended June 30, 2024,three months interest was capitalized and three months interest was expensed.

Other Income, Net

Other income, net decreased from $684,936 for the six months ended June 30, 2023, to $41,086 for the six months ended June 30, 2024. The decrease is primarily attributable to a decrease interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. Other income included rental income for the six months ended June 30, 2023. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date, which terminated in the year ended December 31, 2023. We received rental income of $118,907 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, our principal source of liquidity was $1.2 million in cash and cash equivalents, and there is substantial doubt over as to whether the Company has sufficient capital to operate for the next 12 months from the issuance date of this Quarterly Report based on this liquidity. We considered elements of our financing plan that were probable and likely to be implemented within the next year, and we concluded such financing plans were not sufficient to mitigate the substantial doubt in our going concern analysis.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida for approximately $10.1 million, including transaction costs. A portion of the acquisition cost was funded with a $6.5 million five-year loan, secured by the building. The remainder of the purchase price was funded with cash. Amounts borrowed under the term facility have a fixed interest rate of 5.75%, with interest only payments required for the first year and 25-year amortization thereafter. There is no prepayment penalty. As of June 30, 2024, a balance of $6.4 million remains due for this obligation, $6.3 million of which is classified as a noncurrent liability included in Debt, net in the balance sheet included in the condensed interim financial statements included elsewhere in this Quarterly Report. As of June 30, 2024, we were in compliance with all covenants under the loan agreement and related documents.

Since the year end, we raised $8.0 million in financings. On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share. As of June 30, 2024, we received $3.7 million from the issuance of Secured Notes, which were issued to certain of our officers and members of the Board of Directors, as well as other investors. On June 30, 2024, the Company issued $100,000 in Secured Notes including $90,000 invested by the Chairman of the Company’s board of directors and $10,000 from another member of the board of directors. Subsequent to the reporting period, the Company issued an additional $1.8 million in Secured Notes, including an investment of $75,000 from the Company’s Founder and Chief Executive Officer, $25,000 from a member of the board of directors, and $25,000 from an officer of the Company.

The Company and Dr. Wong, our Founder and Chief Executive Officer, entered into a Settlement Agreement and Release on a previously reported Arbitration as of July 13, 2024. See Part II., Item 1. - “Legal Proceedings.” While the Settlement Agreement has resolved uncertainty regarding the outcome of these proceedings and the ongoing legal expenses, the Company incurred significant legal expenses in the period leading up to the Settlement Agreement. As of June 30, 2024, we reported a balance of $10.0 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $4.8 million for accrued legal fees within Accrued liabilities and other current liabilities in the accompany condensed balance sheet. In order not to overwhelm the Company’s resources, a reasonable payment plan will be required. The Company is engaged in discussions with the law firms involved with this matter.

We have emerged from the Settlement Agreement with a strong portfolio of TOBI-based molecules, but we may need to make some adjustment to our clinical development plan as a result of rights transferred to ImmunityBio, particularly related to clinical development of HCW9218 in cancer indications. We are in the process of reassessing our clinical assets and will make some adjustments to our definition of the indications and markets that will be our core focus, but we remain committed to developing immunotherapeutic treatments for age-related diseases, especially cancer. Management has made some reductions in costs and there may be further reductions or restructuring in the future after we complete the reassessment of our clinical development strategy.

The Company continues to pursue bridge financing through the issuance of up to $10.0 million in Secured Notes. Subsequent to the end of the second quarter of 2024, the Company issued an additional $1.8 million in Secured Notes, bringing the total issuance of Secured Notes to $5.5 million. With the Settlement Agreement and imminent dismissal of the Arbitration and other claims, the attendant uncertainties for the outcome and additional complexities, as well as on-going legal costs of the dispute have been lifted. As a result, management intends to pursue the issuance of secured notes as well as other capital-raising activities. We have developed and are implementing our financing plan involving equity and equity-like financings which we intend to close by year-end. In addition, near-term financing plans may include cooperative agreements for clinical trials and third-party collaboration funding. Longer term, we plan to continue to pursue business development transactions such as licenses for non-core assets, although there can be no assurance of our success in doing so. If we are not successful in raising additional capital, we have the ability to revise our business plan and reduce costs. If such revisions are insufficient, we may have to curtail or cease operations.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis was not alleviated. A benefit of reaching a Settlement Agreement and concluding the Arbitration is a release from restrictions related to protection of privileged information, which hampered investor ability to conduct due diligence. As a result, we believe that other avenues of financing are now available to us, namely, capital-raising activities for equity and equity-like investments.

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

Comparison of the Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2024

The following table summarizes our cash flows for the six months ended June 30, 2023 and June 30, 2024:

	Six Months Ended June 30,
	2023	2024
Cash used in operating activities	$(13,030,059)	$(8,466,076)
Cash used in investing activities	(1,856,900)	(111,142)
Cash provided by financing activities	9,613	6,143,431
Net (decrease) increase in cash and cash equivalents	$(14,877,346)	$(2,433,787)

Operating Activities

Net cash used in operating activities were $13.0 million for the six months ended June 30, 2023 and $8.5 million for the six months ended June 30, 2024.

Cash used in operating activities for the six months ended June 30, 2023 consisted primarily of a net loss of $9.4 million, as well as a deposit $5.3 million used to establish an interest reserve for future interest payments, as required under the terms of the 2023 Loan Agreement with Prime Capital Ventures. In addition, an increase in accounts receivable used $289,516 of cash and an increase in accounts payable and other liabilities provided $1.2 million of cash. There was $881,951 of cash provided by net non-cash adjustments, consisting of $583,180 of cash provided by an adjustment for depreciation and amortization, $522,629 of cash provided by an adjustment for stock-based compensation, partially offset by $223,440 of cash used by an adjustment for unrealized gains on investments.

Cash used in operating activities for the six months ended June 30, 2024 consisted primarily of net loss for the period of $22.7 million, partially offset by cash from a $11.9 million increase in accounts payable primarily related to legal fees incurred in connection with the Arbitration and Settlement Agreement, a $880,784 decrease in accounts receivable, and a $703,805 decrease in prepaid expenses and other assets, as well as cash provided by non-cash adjustments, consisting of $373,433 of cash provided for adjustment for depreciation and amortization and $484,506 of cash provided for adjustment for stock-based compensation.

Investing Activities

Cash used by investment activities for the six months ended June 30, 2023 consisted of $1.9 million arising from the purchase of property and equipment.

Cash used by investment activities for the six months ended June 30, 2024 consisted of $111,142 used for purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was due to issuance of common stock upon exercise of vested employee stock options.

During the six months ended June 30, 2024, cash provided by financing activities consisted of a $2.5 million private placement of the Company’s common stock and $3.7 million from the issuance of Secured Notes, partially offset by $58,829 of cash used for debt repayment.

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

Recent Accounting Pronouncements

See Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, we had cash and cash equivalents of $1.2 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed interim balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). Based on that evaluation, two material weaknesses in the internal control over financial reporting (described below) were identified. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level during the period ended June 30, 2024.

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

As of June 30, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, two material weaknesses over financial reporting were identified (described below). Our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective during the period ended June 30, 2024. During the period ended June 30, 2024, a Remediation Plan was implemented. See “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting.”

In a Current Report on Form 8-K filed with the SEC on May 1, 2024, we became aware that we were the victim of a criminal scheme involving the impersonation of a purchaser of Secured Notes upon the default on a legally binding commitment to purchase Secured Notes. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party and a default on a legally binding commitment to purchase $8.0 million of Secured Notes. As a result of the default and the related misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness to protect the Company’s assets from fraud committed by third parties, there was a $1.3 million loss recognized on the Company’s interim condensed financial statements.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are committed to establishing and maintaining a strong internal control environment. In response to the identified material weakness as described above, the Company’s Board of Directors and its Audit Committee have conducted an internal investigation to determine the root cause of the material weaknesses, with advice from outside advisors. Along with the advice of outside advisors, the board of directors worked with management to evaluate internal controls over financial reporting based on criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, the following two actions were taken by the board of directors:

On May 13, 2024, the board of directors adopted a Delegation of Management Authorities (“Authorization Matrix”), which provides for authorization thresholds for significant and unusual transactions, budget and strategic plans, audit and policies, personnel actions, contracts, litigation, major projects, credit or loans, and consulting agreements.

On June 11, 2024, the board of directors adopted a Remediation Plan designed to implement and strengthen controls and prevent re-occurrence of fraud on the Company:

1.
All lenders, investors or others involved in financial transactions or investing in the Company will undergo a standard due diligence process, including a background check and document verification.
a.
The Company will obtain the appropriate background checks, including identity and verification, criminal, civil, and financial searches.
b.
The Company will use third parties to verify Know Your Client (“KYC”) documents, including, verification process with the banks providing letters.
2.
On May 13, 2024, the Board adopted a Delegation of Management Authorities (the “Authority Matrix”).
3.
All Company transactions are required to be performed with U.S. dollars via Company check or wire transfer unless board approval is received.
4.
Company funds are not permitted to be transferred to a personal account. All Company accounts will be in the Company name.
5.
All significant theft or fraud will be reported to the Board and authorities immediately, and no less than 24 hours after the Company becomes aware of the occurrence of the theft or fraud.
6.
The Company shall continue ongoing cybersecurity training for all employees.
7.
The Company will annually review with employees, the IT/equipment use policy in Section 404 of the Employee Handbook.
8.
Communications with third parties relating to Company business shall take place on Company email or authorized Company accounts. For record keeping purposes, any communications relating to loans, investments, and financing arrangements in the Company shall take place (if electronically) via electronic mail through Company email accounts, or, if necessary to chat, via regular SMS chat on Company authorized phones/accounts.
9.
The Company will provide information on its financial condition (including proof of liquidity) only as approved by two executive employees.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period ended December 31, 2022, Altor/NantCell initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over the lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS. The arbitration hearing was held from May 20, 2024 to May 31, 2024, after which the parties entered into settlement negotiations.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed arbitration before JAMS brought by Altor and NantCell (the “Arbitration”) as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company is completing procedures required to be in compliance with the terms of the Settlement Agreement. The Settlement Agreement provides that, upon completion of these procedures, the parties will stipulate that the Arbitration and Complaint should be dismissed. In accordance with 17 CFR 229.601 (Item 601), the Company intends to include the Settlement Agreement in the Company’s third quarter report on Form 10-Q.

Pursuant to the Settlement Agreement, the Company transferred and assigned to ImmunityBio ownership of certain intellectual property (including issued patents, pending patent applications, and know-how) for TOBITM-based molecules for use in the oncology field. The Company retains the worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive right and license to exploit HCW9218 for all age-related diseases other than cancer, with the exception of the treatment of ovarian cancer, which is also retained by the Company and is currently being studied in a Phase 2 clinical trial at the University of Pittsburgh Medical Center. The Company also retains the right to develop treatments for all indications with respect to HCW9302 and HCW9206, which, along with HCW9218, are the lead product candidates in the Company’s clinical development pipeline. ImmunityBio has the exclusive right to pursue oncology indications with all of the TOBITM-based molecules designed with a TGF-β domain, including HCW9218, with the exception of the treatment of ovarian cancer with HCW9218 in combination with neoadjuvant chemotherapy, which is retained by the Company. Under the Settlement Agreement ImmunityBio also receives an exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TOBITM Platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, and IL-21, and one additional target to be selected by ImmunityBio within the next six months at its sole discretion, in the oncology field. The Company’s ownership and rights with respect to HCW9302, HCW9206 and HCW9201 are expressly excluded from the rights transferred to ImmunityBio for oncology indications. In addition, ImmunityBio received a non-exclusive license to exploit HCW9201 administered by injection for oncology indications.

The Company retains ownership and control of the TOBITM platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBITM platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the Wugen license and shares of Wugen common stock transferred to the Company as the upfront licensing fee from Wugen for granting the Wugen license. For our lead molecule, HCW9218, we maintain the non-exclusive right to use HCW9218 in combination with neoadjuvant chemotherapy in ovarian cancer, in addition to exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing for the treatment of cancer and other age-related diseases. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

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

The Shares issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended, in in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Secured Notes Issuance

The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and Item 8.01:

As of June 30, 2024, all existing investors approved an Amended and Restated Note Purchase Agreement (“Amended and Restated Note Purchase Agreement,” representing $3.7 million of the outstanding principal for the Secured Notes (“Initial Secured Notes”), including an investment of $2.2 million from Dr. Hing C. Wong, Founder and Chief Executive Officer; $220,000 from Rebecca Byam, Chief Financial Officer; $90,000 from Scott T. Garrett, the Chairman of our board of directors; and $60,000 from Gary M. Winer, a member of our board of directors.

On July 2, 2024, the Company closed on an additional issuance of $1.5 million (this investment and all subsequent investments known as “Additional Secured Notes”). The Additional Secured Notes were issued pursuant to the Amended and Restated Note Purchase Agreement, dated as of July 2, 2024, between us and the Purchasers (as defined in the Amended and Restated Note Purchase Agreement) party thereto. The material terms of the Additional Secured Notes are identical to the terms of the Initial Secured Notes.

As of August 5, 2024, the Company closed on an issuance of $250,000 of Additional Secured Notes, including an investment of $75,000 from Dr. Wong; $50,000 from Mr. Garrett; $25,000 from Rick S. Greene, a member of the board of directors; and $25,000 from Lee Flowers, Senior Vice President of Business Development.

The issuance of the Additional Secured Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2), as a transaction by an issuer not involving a public offering. In addition, our Board of Directors and the Audit Committee of our Board of Directors reviewed the transaction under our policy for Related Party Transactions (the “Policy”) and determined that the issuance of the Additional Secured Notes was in compliance with the Policy.

The Senior Notes bear interest at a rate of 9% per annum, payable quarterly in arrears, and mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest, and other amounts that may be due under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Secured Notes may be prepaid on or prior to December 31, 2024, but will be subject to a 5% prepayment penalty (“Premium Amount”). Thereafter, the Senior Notes may be repaid upon a Mandatory Redemption event or at the end of the term.

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of June 30, 2024 (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

Upon a qualifying event Mandatory Redemption involving a transaction such as an acquisition, merger or initial public offering in which the Pledged Collateral can be sold or liquidated prior to the Maturity Date, subject to certain limitations (such as a threshold price per share in the case of an initial public offering), the Company agreed to repay all indebtedness (including accrued interest) related to the Secured Notes plus a Bonus Payment (as defined in the Amended and Restated Note Purchase Agreement). If there is no such Mandatory Redemption prior to the Maturity Date, the Company agreed to pay the holders of Secured Note a Bonus Payment under certain circumstances.

Upon a bona fide equity offering (as defined in the Amended and Restated Note Purchase Agreement), Senior Note holders have the right to convert to shares of the Company’s common stock (as defined in the Amended and Restated Note Purchase Agreement). The Amended and Restated Note Purchase Agreement sets forth preliminary terms that are subject to final documentation.

Upon an Event of Default (as defined in the Amended and Restated Note Purchase Agreement), the Company will have a thirty (30) day cure period (the “Cure Period”), and if the Event of Default is not so cured at the end of the Cure Period, the Company is required to distribute the Pledged Collateral to the Purchasers on a pro rata basis, determined based on the issuance of $10.0 million in Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes.

The foregoing descriptions of the Amended and Restated Note Purchase Agreement, Amended and Restated Senior Notes, Escrow Agreement and Amended and Restated Pledge Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Form of Amended and Restated Senior Secured Note Purchase Agreement, Form of Senior Secured Promissory Note, Form of the Amended and Restated Pledge Agreement and Form of Amended and Restated Escrow Agreement, copies of which are filed as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4, respectively, to this Quarterly Report and are incorporated herein by reference.

The issuance of the Additional Secured Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2), as a transaction by an issuer not involving a public offering. In addition, our Board of Directors and the Audit Committee of our Board of Directors reviewed the transaction under our policy for Related Party Transactions (the “Policy”) and determined that the issuance of the Additional Secured Notes was in compliance with the Policy.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit No.	Filing Date

10.1#	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchaser party thereto					X
10.2#	Form of Senior Secured Promissory Note by and between the Company and the Holder party thereof					X
10.3#	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto					X
10.4#	Form of Escrow Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Interim Balance Sheets as of December 31, 2023 and June 30, 2024 (unaudited); (ii) the Condensed Interim Statements of Operations for the three and six months ended June 30, 2023 (unaudited) and June 30, 2024 (unaudited); (iv) the Condensed Interim Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2023 (unaudited) and June 30, 2024 (unaudited); (v) the Condensed Interim Statements of Cash Flows for the six months ended June 30, 2023 (unaudited) and June 30, 2024 (unaudited); and (vi) the notes to the Condensed Interim Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: August 14, 2024	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)