Form 10-Q
period 2024-09-30
HCW Biologics Inc.
filed 2024-11-14
CIK 1828673

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 37,823,394 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2023	2024
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,595,101	$998,221
Accounts receivable, net	1,535,757	651,840
Prepaid expenses	1,042,413	356,156
Other current assets	230,916	88,131
Total current assets	6,404,187	2,094,348
Investments	1,599,751	1,599,751
Property, plant and equipment, net	20,453,184	22,833,904
Other assets	56,538	28,476
Total assets	$28,513,660	$26,556,479
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$6,167,223	$22,666,107
Accrued liabilities and other current liabilities	2,580,402	1,056,716
Short-term debt, net	—	6,340,511
Total current liabilities	8,747,625	30,063,334
Debt, net	6,304,318	6,462,769
Total liabilities	15,051,943	36,526,103
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 36,025,104 shares issued at December 31, 2023; 250,000,000 shares authorized and 37,823,394 shares issued at September 30, 2024	3,603	3,782
Additional paid-in capital	83,990,437	87,209,457
Accumulated deficit	(70,532,323)	(97,182,863)
Total stockholders’ equity (deficit)	13,461,717	(9,969,624)
Total liabilities and stockholders’ equity (deficit)	$28,513,660	$26,556,479

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues:
Revenues	$853,102	$426,423	$1,517,792	$2,171,988
Cost of revenues	(678,325)	(341,138)	(1,210,077)	(1,291,546)
Net revenues	174,777	85,285	307,715	880,442

Operating expenses:
Research and development	1,667,442	1,186,913	5,539,919	5,339,383
General and administrative	1,509,936	1,639,152	5,106,674	4,799,437
Legal expenses	2,075,279	949,455	4,610,091	15,761,531
Nonoperating loss	—	—	—	1,300,000
Total operating expenses	5,252,657	3,775,520	15,256,684	27,200,351
Loss from operations	(5,077,880)	(3,690,235)	(14,948,969)	(26,319,909)
Interest expense	(95,514)	(223,363)	(284,465)	(383,029)
Other (expense) income, net	234,753	11,310	919,688	52,397
Net loss	$(4,938,641)	$(3,902,288)	$(14,313,746)	$(26,650,541)
Net loss per share, basic and diluted	$(0.14)	$(0.10)	$(0.40)	$(0.71)
Weighted average shares outstanding, basic and diluted	35,926,921	37,823,394	35,907,123	37,623,459

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2023 and 2024

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Common Stock upon exercise of stock options	10,195	1	1,900	—	1,901
Stock-based compensation	—	—	259,206	—	259,206
Net loss	—	—	—	(5,070,686)	(5,070,686)
Balance, March 31, 2023	35,886,635	$3,589	$83,224,070	$(50,608,732)	$32,618,927
Issuance of Common Stock upon exercise of stock options	40,086	4	7,708	—	7,712
Stock-based compensation	—	—	263,423		263,423
Net loss	—	—	—	(4,304,420)	(4,304,420)
Balance, June 30, 2023	35,926,721	$3,593	$83,495,201	$(54,913,152)	$28,585,642
Issuance of Common Stock upon exercise of stock options	600	—	84	—	84
Stock-based compensation	—	—	219,848	—	219,848
Net loss	—	—	—	(4,938,641)	(4,938,641)
Balance, September 30, 2023	35,927,321	$3,593	$83,715,133	$(59,851,793)	$23,866,933

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	12,572	1	2,254	—	2,255
Issuance of Common Stock upon equity subscription	1,785,718	178	2,499,827	—	2,500,005
Stock-based compensation	—	—	244,685	—	244,685
Net loss	—	—	—	(7,468,061)	(7,468,061)
Balance, March 31, 2024	37,823,394	$3,782	$86,737,203	$(78,000,384)	$8,740,601
Issuance of Common Stock upon exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	239,821	—	239,821
Net loss	—	—	—	(15,280,191)	(15,280,191)
Balance, June 30, 2024	37,823,394	$3,782	$86,977,024	$(93,280,575)	$(6,299,769)
Issuance of Common Stock upon exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	232,433	—	232,433
Net loss	—	—	—	(3,902,288)	(3,902,288)
Balance, September 30, 2024	37,823,394	$3,782	$87,209,457	$(97,182,863)	$(9,969,624)

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(14,313,746)	$(26,650,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	860,634	501,882
Stock-based compensation	742,477	716,940
Unrealized loss (gain) on investments, net	(248,445)	—
Realized loss (gain) on investments, net	(15,625)	—
Changes in the carrying amount of right-of-use asset	(1,045)	(418)
Changes in operating assets and liabilities:
Accounts receivable	(292,383)	883,917
Deposit for interest reserve	(5,250,000)	—
Prepaid expenses and other assets	(251,008)	829,043
Accounts payable and other liabilities	392,802	12,383,171
Operating lease liability	(242,990)	(56,541)
Net cash used in operating activities	(18,619,329)	(11,392,547)
Cash flows from investing activities:
Purchases of property and equipment	(2,486,950)	(148,205)
Proceeds for sale or maturities of short-term investments	10,000,000	—
Net cash provided by (used in) investing activities	7,513,050	(148,205)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,697	2,502,260
Proceeds from issuance of debt	—	6,530,000
Offering costs	—	—
Debt repayment	(8,981)	(88,388)
Net cash provided by financing activities	716	8,943,872
Net (decrease) increase in cash and cash equivalents	(11,105,563)	(2,596,880)
Cash and cash equivalents at the beginning of the period	22,326,356	3,595,101
Cash and cash equivalents at the end of the period	$11,220,793	$998,221
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$284,465	$340,988
Noncash operating, investing and financing activities:
Capital expenditures accrued, but not yet paid	$2,095,724	$1,910,698
Purchases of property and equipment included in accounts payable and other liabilities	$—	$829,207

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

As of September 30, 2024, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products for the treatment of cancer and other age-related diseases. During its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to September 30, 2024, the Company incurred cumulative net losses of $94.5 million. These losses reflects the events reported in the Form 8-K filed on May 1, 2024 with the Securities and Exchange Commission (“SEC”), involving a scheme that resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company has pursued relief through insurance claims and has reported the crime to legal authorities. Management expects to incur additional losses in the future to conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. As of September 30, 2024, the Company had $1.0 million in cash and cash equivalents.

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. As of September 30, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. See Part I, Item 4. -- “Controls and Procedures.” As of September 30, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. The Company continues to seek the financing required to complete the construction project, with the cooperation of the lender and lien holders.

To date, the Company has funded operations primarily through the sale of stock, issuance of senior secured notes and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months ended September 30, 2023 and 2024, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $853,102 and $426,423, respectively. In the nine months ended September 30, 2023 and 2024, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $1.5 million and $2.2 million, respectively.

The Company launched a financing plan in the third quarter of 2024. The plan includes several capital-raising activities, such as issuance of secured notes, equity financings, as well as business development transactions, such as license agreements with guaranteed minimum payments. Through October 31, 2024, the Company issued an aggregate of $6.9 million in secured notes. On

September 25, 2024, the Company entered into a nonbinding term sheet with a party interested in licensing one of the Company’s preclinical molecules. The Company expects to close this license transaction in the fourth quarter of 2024. The proposed license agreement includes guaranteed minimum payments which are expected within the first year of the term. On November 13, 2024, we entered into an engagement letter with the Maxim Group to act as the exclusive placement agent for a multi-step equity financing. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan. If such revisions are insufficient, the Company may have to curtail or cease operations.

The Company has received written notices from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company it is not in compliance with continued listing requirements on the Nasdaq Global Market for the market value of listed securities. Under Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of notice in which to regain compliance, and its first deadline is currently scheduled for December 16, 2024. The Company intend to take all reasonable measures available to us to regain compliance with the continued listing requirements for the Nasdaq Global Market, including utilizing the right to appeal to Nasdaq to extend the deadline to regain compliance based on a solid financial plan to do so. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

As of September 30, 2024, the conclusion of a going concern assessment was that there is substantial doubt about the Company’s ability to continue as a going concern. The Company considered its financing plans for the next 12 months, along with expected continuing operating losses and the burden of expenses incurred in connection with past legal proceedings. Management concluded that there were no mitigating circumstances which alleviated the substantial doubt over its ability to continue as a going concern.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with ImmunityBio and its affiliates. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company has substantially completed remediation procedures required to be in compliance with the terms of the Settlement Agreement.

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. In the accompanying condensed balance sheet as of September 30, 2024, the Company reported a balance of $14.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $35,000 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the arbitration and additional complexities, and it launched its new financing plan.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements and that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2024, the condensed statements of operations, and condensed statements of changes in stockholders’ equity (deficit) for the three and nine-month periods ended September 30, 2023 and 2024 and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2024, and all related disclosures contained in the accompanying notes have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed interim balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by

U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 15, 2024 (the “Annual Report”) and in other filings with the SEC.

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

Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values takes into account the market for the Company’s financial assets and liabilities, the associated credit risk, and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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

For the three and nine months ended September 30, 2023, the Company recognized $853,102 and $1.5 million in revenue related to the sale of development supply materials to Wugen, respectively. For the three and nine months ended September 30, 2024, the Company recognized $426,423 and $2.2 million in revenue related to sale of development supply materials to Wugen, respectively.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of September 30, 2024 and December 31, 2023, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed interim balance sheets. The Company used its equity interest in Wugen to collateralize the Secured Notes. See Note 3. Debt, Net.

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

As of September 30, 2024, the Company had a balance of $1.2 million included in Accrued liabilities and other current liabilities in the accompanying condensed interim balance sheet, consisting of $170,000 for legal fees, $422,000 for construction in progress, $49,000 for manufacturing expenses, $104,000 for property taxes, $117,000 for clinical expenses, $57,000 for bonus payable, $126,000 for the current portion of long-term debt and $90,000 for salary and benefits.

3. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of September 30, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of September 30, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. As of September 30, 2024, $6.3 million is included in Short-term debt, net in the accompanying condensed interim balance sheet.

Senior Secured Notes

On March 31, 2024, the Company entered into a Note Purchase Agreement with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which the Company may issue secured notes up to an aggregate principal amount up to $10.0 million (“Secured Notes”).

As of September 30, 2024, the Company received $6.5 million in funding from the issuance of Secured Notes, which is included within Debt, Net on the accompanying condensed interim balance sheet. Investors included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.4 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Lee Flowers, Senior Vice President of Business Development, who invested $25,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $140,000; Gary M. Winer, a member of our board of directors, who invested $60,000; Rick S. Greene, a member of the board of directors, who invested $25,000, as well as unrelated parties.

As of July 2, 2024, existing investors in Secured Notes unanimously agreed to an Amended and Restated Note Purchase Agreement and related documents (“Amended and Restated Note Purchase Agreement”). On September 30, 2024, existing investors approved an amendment to the Amended and Restated Note Purchase Agreement which extended the last closing date to October 31, 2024. No other terms were changed. Under the terms of the Amended and Restated Note Purchase Agreement, the Secured Notes continue to bear interest at a rate of 9% per annum, payable quarterly in arrears. The Secured Notes will mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest and other amounts owed under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of September 30, 2024 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

If the Company elects to prepay the Senior Notes on or before December 31, 2024, there is a 5% prepayment penalty. The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes before the Maturity Date under certain circumstances. In the event of a Mandatory Prepayment, Secured Notes may receive a bonus payment based on the gross proceeds of the sale of the Pledged Collateral. If the Secured Notes are repaid on the Maturity Date, holders will receive a fixed bonus payment in addition to payment of outstanding principal and accrued and unpaid interest. If a bonus payment is paid, then there is no prepayment penalty. The Amended and Restated Note Purchase Agreement also contains default provisions, according to which, following an event of default, the Company may be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis based on a $10.0 million issuance of Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes.

As of September 30, 2024, the fair value of the embedded derivative, which incorporated the likelihood of certain events occurring, was immaterial. Thus, as of September 30, 2024, the Company did not recognize the embedded derivative in the accompanying condensed financial statements.

The Company accounts for the bonus payment to be paid if the Secured Notes are repaid on the Maturity Date by accreting the bonus payment to the full amount due on the Maturity Date, utilizing the effective interest rate method. As of September 30, 2024, the Company did not recognize accretion of the bonus payment, which was not considered material to the accompanying condensed financial statements.

4. Preferred Stock

As of December 31, 2023 and September 30, 2024, the Company had 10,000,000 shares of preferred stock authorized and no such shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Numerator:
Net loss	$(4,938,641)	$(3,902,288)	$(14,313,746)	$(26,650,541)
Denominator:
Weighted-average common shares outstanding	35,926,921	37,823,394	35,907,123	37,623,459
Net loss per share, basic and diluted	$(0.14)	$(0.10)	$(0.40)	$(0.71)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At September 30,
	2023	2024
Common stock options	1,869,492	1,788,137
Potentially dilutive securities	1,869,492	1,788,137

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets, which were measured at fair value at December 31, 2023 and September 30, 2024:

	At December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,626,129	$—	$—	$1,626,129
Total	$1,626,129	$—	$—	$1,626,129

	At September 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$83,814	$—	$—	$83,814
Total	$83,814	$—	$—	$83,814

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2023 and September 30, 2024. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

8. Commitments and Contingencies

Operating Leases

As of March 1, 2022, the Company entered a two-year lease, comprised of two operating leases, for approximately 12,250 square feet of space located in Miramar, Florida. Upon the commencement of those leases, the Company used its incremental borrowing rate of 6.0% to determine the amounts to recognize for a ROU asset and a lease liability.

On March 1, 2024, the Company entered a one-year lease for the same space, which expires on February 28, 2025. If a lease has a term that is 12 months or less in duration, the lease qualifies for a short-term lease exemption under ASC 842-20-25-2. The Company elected to take advantage of this exemption, and it will account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The remaining lease payments under the new short-term lease are $114,510. The Company has no obligations under financing leases.

For the three months ended September 30, 2023 and 2024, rent expense recognized by the Company was $42,400 and $49,500, respectively, of which $22,200 and $25,900, respectively, are included in research and development in the accompanying condensed interim statements of operations. For the nine months ended September 30, 2023 and 2024, rent expense recognized by the Company was $127,200 and $146,400, respectively, of which $66,600 and $75,300, respectively are included in research and development in the accompanying condensed interim statements of operations.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of September 30, 2024, it is under contract for obligations of $12,500 it expects to pay during the year ending December 31, 2024. As of December 31, 2023 and September 30, 2024, the Company had commitments to fund $4.4 million and $2.5 million, respectively, in construction costs related to the buildout of its new headquarters and manufacturing facility.

Project Financing

On January 10, 2024 (the “Termination Date”), the Company exercised its right to terminate its credit agreement (the “Credit Agreement”), dated April 21, 2023, with Prime Capital Ventures, LLC (the “Lender”), as permitted under the terms of the Credit Agreement. These funds were intended to finance the construction and renovation of the Company’s new headquarters (the “Property”). The termination followed repeated delays in funding and related concerns. There were no borrowings under the Credit Agreement as of the Termination Date, and the Company did not incur any penalties as a result of such termination under the terms of the Agreement. Upon exercising its right to terminate the Agreement, the Company was entitled to receive the return of the $5.3 million that the Company placed on deposit to establish an interest reserve account with the Lender. However, the Lender defaulted on its obligation to return the interest reserve deposit. Given the uncertainty of when or if funds will be recovered from the Lender, the Company recognized a reserve for a credit loss for $5.3 million as of December 31, 2023. The Company intends to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

The Company continues to seek financing to complete the construction and renovation of its Property, where it intends to build a new headquarters, including a biologics manufacturing facility, upgraded research laboratory facilities, vivarium, and upgraded office and common areas.

Nonoperating Loss

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the three- and nine-month periods ended September 30, 2024.

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

As reported in the Company’s Form 8-K filed on July 18, 2024 and described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as the Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company has substantially completed remediation procedures required to be in compliance with the terms of the Settlement Agreement. The Settlement Agreement provides that, upon completion of these procedures, the parties mutually agreed to stipulate that the Arbitration and Complaint should be dismissed.

As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint.

Other Matters

As of September 30, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, to the Company’s knowledge, the lender has not elected to do so.

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

During October 2024, the Company issued $375,000 in Additional Secured Notes, including a $50,000 purchase by Dr. Wong on October 31, 2024.

On November 13, 2024, we entered into an engagement letter with the Maxim Group to act as the exclusive placement agent for a multi-step equity financing.

As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint.

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

These two elements share common mechanisms in promoting secretion of proinflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the proinflammatory factors they secrete systemically through multiple pathways. We believe our approach has the potential to fundamentally change the treatment of age-related diseases. Accumulation of senescent cells with senescence-associated proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. The key to our immunotherapeutic approach is elimination of senescent cells and the proinflammatory factors they secrete.

The Settlement Agreement among the Company, Dr. Wong, Altor, NantCell and ImmunityBio, which was entered into as of July 13, 2024, and is described in Part II, Item 1. – “Legal Proceedings” below, eliminated the uncertainty of the outcome of the previously disclosed arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy. The settlement involved intellectual property the Company developed, including the proprietary TOBITM drug discovery platform and its unique Tissue-Factor scaffold used to create protein-fusion molecules that include several elements, such as multiple protein targets, including cytokines, single-chain antibodies, and ligands, as well as proprietary TOBI-based molecules.

The Backbone of the Company’s Clinical Development Program: Two Novel Proprietary Drug Discovery Platforms

Two Novel Drug Discovery Platforms. HCW Biologics created two novel drug discovery platforms, using two distinctly different scaffolds to anchor the composition of immunotherapeutic fusions. This results in the creation of molecules with different mechanisms of action, which opens up different pathways for treatment of diseases promoted by chronic inflammation.

TOBITM (Tissue factOr-Based fusIon) Platform. This patented drug discovery platform is built around a Tissue Factor scaffold. The TOBITM platform packs multiple protein targets, including cytokines, single-chain antibodies, and ligands, into a single fusion molecule. These molecules are capable of engaging immunostimulatory functions and addressing many signaling pathways simultaneously. Some of these fusion protein complexes have ex vivo and in vivo applications, although the Company is primarily focused on drugs developed using subcutaneous injection. Molecules created with the TOBITM platform are reproducible and suitable for cGMP manufacturing. We have manufactured quantities of four TOBI-based molecules in a cGMP manufacturing setting.

The Company’s clinical development program includes the following TOBI-based immunotherapeutics:

HCW9218. This is a clinical-stage bifunctional molecule that can impact senescence by reducing senescent cells (i.e., senescent-cell-reducing effect) and eliminating the proinflammatory factors they secrete (i.e., senomorphic effect). Subcutaneous administration of HCW9218 activates NK cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes TGF-β. Our future HCW9218 program includes a Phase 2 study in ovarian cancer in a neoadjuvant setting. The primary focus for future clinical development of HCW9218 will be in other senescence-associated diseases and conditions beyond cancer.

The Company has exclusive rights to develop treatments for all other age-related diseases other than cancer using HCW9218. We will be able to use the Recommended Phase 2 Dose (“RP2D”) and other learnings based on findings in the Phase 1 studies which wrapped up at the beginning of 2024.

The Company has non-exclusive rights to develop HCW9218 treatments for ovarian cancer in a neoadjuvant setting. The University of Pittsburgh Medical Center (“UMPC”) is the sponsor for an ongoing Phase 2 clinical study to evaluate HCW9218 in the treatment of ovarian cancer in a neoadjuvant setting. For this study, HCW9218 will be administered in combination with neoadjuvant chemotherapy as a first-line treatment with neoadjuvant chemotherapy alone serving as a control arm. The Company has learned that UPMC may change the principal investigator for this study, due to some changes at the institution. Patient recruitment is in progress, but no patients have been enrolled in this study as of the reporting date. Under the terms of the Settlement Agreement, UPMC has until year end to launch this study.

The Settlement Agreement among the Company, Dr. Wong, Altor, NantCell and ImmunityBio, which was entered into as of July 13, 2024, and is described in Part II, Item 1. – “Legal Proceedings” below, eliminated the uncertainty of the outcome of the previously disclosed arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy. However, under the Settlement Agreement, the Company agreed to transfer the HCW9218 master cell line to ImmunityBio. In turn, ImmunityBio agreed to enter into a supply agreement with the Company by the end of January 2025 to ensure clinical supply of HCW9218 is available to carry on clinical studies.

HCW9302. HCW9302 is the basis for the Company’s autoimmune program. Subcutaneous administration of HCW9302 is designed to activate and expand Treg cells to reduce senescence by suppressing the activity of inflammasome-bearing immune cells and the inflammatory factors which they secrete.

The Company filed our IND application to the U.S. Food and Drug Administration (“FDA”), which is currently under review. The Company is seeking approval to conduct a clinical study to evaluate HCW9302 in an autoimmune indication. The Company cannot provide any assurance that the FDA will authorize it to initiate its planned clinical trials on a timely basis, or at all. In the event that the FDA does not accept the Company’s IND, the Company may also be required to seek feedback, and the feedback may be unfavorable. In the event that the Company does not receive feedback on a timely basis, or the Company is required to change the design of the clinical protocol or address other feedback, clinical development of the products would be delayed and the costs may increase. Moreover, if the FDA does not accept the Company’s IND, the Company may be required to conduct additional preclinical testing or other IND-enabling activities, which would result in further delay and additional costs.

We intend to explore utility of HCW9302 for other aging-related diseases, such as neurodegenerative diseases, in relevant animal models. Our plan is to identify the RP2D in patients based on a Phase 1b clinical trial to evaluate HCW9302 in an autoimmune indication, then expand to a neurodegenerative disease indication in a Phase 2 trial utilizing this RP2D.

HCW9206. HCW Biologics maintains the rights to the injectable form of HCW9206. This form of HCW9206 is preclinical, and we are beginning IND-enabling activities. Ex vivo rights have been licensed to Wugen. This form of HCW9206 is clinical stage, and Wugen is evaluating it in combination with HCW9201 in a Phase 1 clinical trial. HCW9206 has a unique design consisting of a multi-functional compound constructed with three powerful cytokines: IL-7, IL-15, and IL-21. It is designed to stimulate T cell proliferation and activation, enhance NK cell cytotoxicity, and improve overall immune surveillance against pathogens or tumors. HCW9206 is being considered to be the basis of our future oncology and anti-infectious disease programs.

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

New Drug Discovery Platform with Novel Protein-Based Scaffold. Our recently discovered a new drug development platform uses a novel protein scaffold that is not based on tissue factor, which differentiates it from TOBITM platform. With immunotherapeutic compounds that are constructed with this new platform without tissue factor, we expand the diseases and conditions that may be treated. The Company has already used this novel protein scaffold to construct several immunotherapeutic fusions, which we are testing to determine the most promising programs, including those that could be licensed to others.

This scaffold has the capability to construct multiple classes of immunotherapeutic compounds, including:

•
Multifunctional, cytokine-based immunotherapeutic compounds.
•
Constructs with immune-cell engagers targeting tissue factor and other cell-surface antigens associated with diseased cells.
•
Multifunctional immunotherapeutic fusions which improve the performance of immune checkpoint inhibitors.

The Company is conducting rigorous preclinical animal studies using several different models to characterize these new compounds and identify those that indicate the greatest potential to evaluate in treatments of cancer and other diseases promoted by chronic inflammation. The clinical development plan is for at least one molecule constructed with this novel platform to be in clinical development in 2026, either through a Company-owned program or through an out-licensing program.

Business and Financing Strategies

The Company is exploring numerous additional molecules with substantial potential applications. The Company considers business development transactions, such as out-licensing agreements, to be fundamental elements of our financing strategy to provide future non-dilutive capital required to fund clinical development of the Company’s lead immunotherapeutic programs.

We signed our first out-license agreement at the end of 2020, which was an exclusive worldwide license (the “Wugen License”) with Wugen, Inc. (“Wugen”), a company that specializes in cell-based therapies for cancer. As part of the upfront license fee, the Company received shares of Wugen’s common stock that currently represents a 5.6% ownership interest based on fully converted issued and outstanding shares. Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. The licensed molecules are the basis for Wugen’s memory-like NK cell therapy program. Wugen also has a promising CAR-T program, based on its lead molecule WU-CART-007. The WU-CART007 program was recognized by two regulatory designations by the FDA and EU, respectively, that have expedited regulatory review. Wugen has been cleared to initiate a pivotal Phase 2 study in the first quarter of 2025 for its first-in-class, investigational, anti-CD7 CAR-T cell therapy, WU-CART-007, in patients with relapsed or refractory (R/R) T cell acute lymphoblastic leukemia or T cell lymphoblastic lymphoma (T-ALL/LBL).

We plan to continue to work with the National Institutes of Health and the National Cancer Institute (“NCI”) for collaborative agreements and assistance with funding research and clinical studies. In 2022, the Company entered a Cooperative Research and Development Agreement (“CRADA”), and under the CRADA we collaborated with NCI on a Phase 1b/2 clinical study in patients with advanced/metastatic and chemo-refractory/chemo-resistant pancreatic cancer. Our plan is to leverage these relationships to benefit the clinical development of HCW9206 and immunotherapeutic fusions we create in the future in cancer indications.

The Company remains committed to establishing some control over our clinical supply of materials, and the supply of licensed molecules for our licensees. The Company has retained manufacturing rights for the licensed molecules under the Wugen License and intends to use the same framework in future if we enter other licensing agreements. On September 9, 2024, the House of Representatives passed the BIOSECURE Act (the “Act”). With strong bi-partisan support, the bill is expected to become law in 2024. Somewhat unusually, the Act names specific companies as automatically qualifying as “biotechnology companies of concern.” The expectation is that this provision of the Act would effectively prohibit U.S. companies from doing business with five Chinese firms, including WuXi AppTec, Complete Genomics and MGI Tech. For life sciences companies, WuXi is one of the largest global providers of contract development and manufacturing services in the world. By some estimates, WuXi, an important partner with many biotech and pharma companies, is involved in developing 25% of the drugs used in the United States. The Act would effectively ban WuXi from conducting business in the United States, which is expected to disrupt the supply chain for life sciences companies. The result is expected to produce delays, price increases, and supply shortages for many years as the industry replaces WuXi’s capacity as well as other firms named in the Act.

Business Highlights

Remediation and Dismissal of Arbitration

•
The Settlement Agreement among the Company, Dr. Wong, Altor, NantCell and ImmunityBio, which was entered into as of July 13, 2024, and is described in Part II, Item 1. – “Legal Proceedings” below.
•
As required under the terms of the Settlement Agreement, the Company has substantially completed remediation procedures required to be in compliance with the terms of the Settlement Agreement.
•
Under the provisions of the Settlement Agreement, upon completion of remediation procedures, the parties mutually agreed to stipulate that the Arbitration and Complaint should be dismissed. As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint.

Financing

•
In the three-month period ended September 30, 2024, the Company launched a new financing plan. With the execution of the Settlement Agreement, we resolved the attendant uncertainties for the outcome of the arbitration and additional complexities that hampered our ability to raise capital.
•
We have a multi-faceted financing plan, and have already taken the first steps to put on financing plan into action during the third quarter of 2024:
o
Licensing non-core assets is a fundamental facet of our financing plan. On September 25, 2024, the Company entered into a nonbinding term sheet with a party interested in licensing one of the Company’s preclinical molecules. The proposed license is for one of the Company’s preclinical molecules created with our new platform. The Company has generated data from testing conducting in various animal models which have met requirements of the prospective licensee. Definitive agreements are being finalized and the closing is expected in the fourth quarter of 2024. The proposed license agreement includes guaranteed minimum payments which are expected within the first year of the term.
o
We have launched a multi-step equity financing plan. On November 13, 2024, we entered into an engagement letter with the Maxim Group to act as the exclusive placement agent for equity financings.
o
Through October 31, 2024, the Company issued $6.9 million Secured Notes, secured by the Company’s Wugen shares. We are authorized to issue up to $10.0 million in Secured Notes and we continue our fund-raising efforts to issue the fully authorized amount. Additional closings can take place by amending the purchase agreement.
o
The financing plan includes regaining compliance with all Listing Qualifications of the Nasdaq Stock Market LLC (“Nasdaq”) for the Nasdaq Global Market. We have a deadline regain compliance by December 16, 2024. We intend to take all reasonable measures available to us to regain compliance with the continued listing requirements for the Nasdaq Global Market, and we will utilize our right to appeal to Nasdaq to extend our deadline to regain compliance based on a solid financial plan that we are already beginning to execute.

•
As of September 30, 2024, we believe that substantial doubt exists regarding our ability to continue as a going concern for at least 12 months from the date of issuance, without additional funding or financial support. After considering elements of our financing plan that were probable to occur within a year of the date of issuance, we concluded that substantial doubt was not alleviated in the going concern analysis.

Clinical Development

•
There is an ongoing Investigator-sponsored Phase 2 clinical trial to evaluate HCW9218 in patients with metastatic advanced stage ovarian cancer in combination with neoadjuvant chemotherapy, sponsored by UPMC. (NCT05145569)
•
We have filed our IND application to seek approval from the FDA to conduct clinical trials to evaluate HCW9302 in an autoimmune disease, and we are currently under review. In the review process, we will receive feedback from the FDA which may not be given on a timely basis, or we may be required to change the design of our clinical protocol in order to address the feedback, potentially resulting in delays and increased costs.
•
The Company has filed provisional patents for its new drug discovery platform and several immunotherapeutic compounds constructed using this platform, based on a novel backbone different from Tissue Factor. This new drug discovery platform will open new pathways to create first-in-class immunotherapy for the treatment of diseases promoted by chronic inflammation.

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

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Part II, Item 1A. – “Risk Factors” in the Company’s Annual Report.

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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors – Risks Related to the Development and Clinical Testing of Our Product Candidates,” in our Annual Report for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as a Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company has substantially completed remediation procedures required to be in compliance with the terms of the Settlement Agreement. Under the Settlement Agreement, upon completion of these procedures, the parties mutually agreed to stipulate that the Arbitration and Complaint should be dismissed. In accordance with 17 CFR 229.601 (Item 601), the Company has included the Settlement Agreement in this Quarterly Report on Form 10-Q. As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint.

Nonoperating Loss

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the nine-month period ended September 30, 2024.

Interest Expense

Interest expense includes interest paid on debt. This includes interest due on the Cogent Bank loan and senior secured notes issued by the Company.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues:
Revenues	$853,102	$426,423	$1,517,792	$2,171,988
Cost of revenues	(678,325)	(341,138)	(1,210,077)	(1,291,546)
Net revenues	174,777	85,285	307,715	880,442

Operating expenses:
Research and development	1,667,442	1,186,913	5,539,919	5,339,383
General and administrative	1,509,936	1,639,152	5,106,674	4,799,437
Legal expenses	2,075,279	949,455	4,610,091	15,761,531
Nonoperating loss	—	—	—	1,300,000
Total operating expenses	5,252,657	3,775,520	15,256,684	27,200,351
Loss from operations	(5,077,880)	(3,690,235)	(14,948,969)	(26,319,909)
Interest expense	(95,514)	(223,363)	(284,465)	(383,029)
Other income, net	234,753	11,310	919,688	52,397
Net loss	$(4,938,641)	$(3,902,288)	$(14,313,746)	$(26,650,541)

Comparison of the Three Months ended September 30, 2023 and September 30, 2024

Revenues

The Company recognized revenues of $853,102 and $426,423 for the three months ended September 30, 2023 and 2024, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and September 30, 2024:

	Three Months Ended September 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$692,607	$652,867	$(39,740)	(6)%
Manufacturing and materials	206,150	47,748	(158,402)	(77)%
Preclinical expenses	306,344	144,746	(161,598)	(53)%
Clinical trials	343,821	164,139	(179,682)	(52)%
Other expenses	118,520	177,413	58,893	50%
Total research and development expenses	$1,667,442	$1,186,913	$(480,529)	(29)%

Research and development expenses decreased by $480,529, or 29%, from $1.7 million for the three months ended September 30, 2023 to $1.2 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in expenses for manufacturing and materials, preclinical activities and clinical studies.

Salaries, benefits, and related expenses decreased by $39,740, or 6%, from $692,607 for the three months ended September 30, 2023 to $652,867 for the three months ended September 30, 2024. The decrease reflects cost cutting measures put in place in the second quarter of 2024, which resulted in a $11,572 decrease in salaries and related taxes and a $29,801 decrease in costs related to employee benefits for the three-month period ended September 30, 2024.

Manufacturing and materials expense decreased by $158,402, or 77%, from $206,150 for the three months ended September 30, 2023 to $47,748 for the three months ended September 30, 2024. In the three months ended September 30, 2023, costs were incurred primarily for master cell bank characterization for HCW9101H, a high-producing cell line of a key component of the manufacturing process for the Company's proprietary molecules including those licensed to Wugen, as well as ancillary activities such as shipping, insurance and storage. In the three months ended September 30, 2024, costs were associated with ancillary activities such as shipping and storage.

Expenses associated with preclinical activities decreased by $161,598, or 53%, from $306,344 for the three months ended September 30, 2023 to $144,746 for the three months ended September 30, 2024. In the three months ended September 30, 2023 and 2024, costs were incurred primarily for IND-enabling studies to prepare for the submission of an IND application to evaluate HCW9302 in a clinical study.

Expenses associated with clinical activities decreased by $179,682, or 52%, from $343,821 for the three months ended September 30, 2023 to $164,139 for the three months ended September 30, 2024. The decrease in costs was primarily attributable a $188,637 decrease in the expenses associated with patient fees, partially offset by a $9,290 increase in consulting and other professional fees.

Subject to our ability to successfully execute our plans to obtain financing, we anticipate expenses related to clinical activities will increase substantially in the future, in the event that we successfully advance our immunotherapeutic fusion molecules in clinical development. If we are unable to complete planned capital-raising transactions and business development transactions for out-licensing, we may have to curtail or cease operations.

Other expenses, which include overhead allocations, increased by $58,893, or 50%, from $118,520 for the three months ended September 30, 2023 to $177,413 for the three months ended September 30, 2024. This increase is primarily attributable to a change in allocation of overhead to cost of good sold and a $62,031 decrease in travel-related expenses partially offset by a $9,786 increase in costs associated with IT, office supplies and other office equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and September 30, 2024:

	Three Months Ended September 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$775,956	$619,070	$(156,886)	(20)%
Professional services	207,815	376,910	169,095	81%
Facilities and office expenses	175,694	134,580	(41,114)	(23)%
Depreciation	63,083	69,370	6,287	10%
Rent and occupancy expense	36,372	49,160	12,788	35%
Other expenses	251,016	390,062	139,046	55%
Total general and administrative expenses	$1,509,936	$1,639,152	$129,216	9%

General and administrative expenses related to the ordinary course of business increased by $129,216, or 9%, from $1.5 million for the three months ended September 30, 2023 to $1.6 million for the three months ended September 30, 2024. The increase is primarily attributable to an increase in professional services, mainly legal fees related to patents, and an increase in other expenses, mainly costs related to insurance, offset by a decrease in salaries and benefits.

Salaries, benefits and related expenses decreased by $156,886, or 20%, from $775,956 for the three months ended September 30, 2023 to $619,070 for the three months ended September 30, 2024. The decrease reflects cost cutting measures put in place in the second quarter of 2024, which resulted in a $152,332 decrease in salaries and related taxes and a $15,511 decrease in costs related to employee benefits for the three-month period ended September 30, 2024. These costs were offset by an increase of $10,957 in expenses related to stock-based compensation.

Professional services increased by $169,095, or 81%, from $207,815 for the three months ended September 30, 2023 to $376,910 for the three months ended September 30, 2024. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The increase is primarily attributable to a $133,263 increase legal fees for services incurred in connection with procuring patents and a $35,832 increase in costs related to other professional services such as auditing and tax advisory fees. As a result of the Settlement Agreement, the Company agreed to maintain patent protection for rights retained under the agreement.

Facilities and office expenses decreased by $41,114, or 23%, from $175,694 for the three months ended September 30, 2023 to $134,580 for the three months ended September 30, 2024, primarily due to a $62,791 decrease in software and other licensing fees, partially offset by a $13,558 increase in other IT related expenses and a $10,818 increase in facilities expenses such as electricity and waste disposal.

Other expenses increased by $139,046, or 55%, from $251,016 for the three months ended September 30, 2023 to $390,046 for the three months ended September 30, 2024. The increase is primarily attributable to a $115,668 increase in insurance-related costs and a $37,730 increase in finance costs.

Legal Expenses

Legal expenses were $2.1 million in the three months ended September 30, 2023 and $1.0 million for the three months ended September 30, 2024. In the three months ended September 30, 2023, costs were incurred in connection with several legal proceedings which culminated by consolidating Altor/NantCell’s action against the Company with the Altor/NantCell arbitration demand against Dr. Wong. Thereafter, proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS.

In the three months ended September 30, 2024, the Company reached a Settlement Agreement with the other parties to the arbitration and undertook the necessary steps for remediation and transfer of information required under the terms of the agreement. As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint. While the Company has relief from the future burden of ongoing legal expenses related to these proceedings, we incurred significant legal expenses for our defense and for the defense of officers and employees. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter to work out payment plans.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $95,514 and $93,936 in cash for interest on the Cogent Bank loan for the three months ended September 30, 2023 and 2024, respectively. For the three months ended September 30, and September 30, 2024, interest was expensed.

As of September 30, 2024, the Company had issued $6.5 million in senior secured notes which bear interest at an annual rate of 9%, payable quarter in arrears. We paid $87,386 in cash interest on the senior secured notes for the three months ended September 30, 2024. There were no senior secured notes outstanding in 2023.

Other Income, Net

Other income, net decreased from $234,753 for the three months ended September 30, 2023 to $11,310 for the three months ended September 30, 2024. The decrease is primarily attributable to a decline in interest earned from money market deposits and a decrease in unrealized gains from investments in U.S. government-backed securities. In addition, for the three months ended September 30, 2023, Other income included rental income. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date, which terminated in the year ended December 31, 2023. We received rental income of $60,003 for the three months ended September 30, 2023.

Comparison of the Nine Months ended September 30, 2023 and September 30, 2024

Revenues

The Company recognized $1.5 million and $2.2 million of revenues for the nine months ended September 30, 2023 and 2024, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and September 30, 2024:

	Nine Months Ended September 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$2,195,265	$2,189,250	$(6,015)	(0)%
Manufacturing and materials	623,785	1,375,830	752,045	121%
Preclinical expenses	1,367,725	688,310	(679,415)	(50)%
Clinical trials	788,116	495,910	(292,206)	(37)%
Other expenses	565,028	590,083	25,055	4%
Total research and development expenses	$5,539,919	$5,339,383	$(200,536)	(4)%

Research and development expenses decreased by $200,536, or 4%, from $5.5 million for the nine months ended September 30, 2024 to $5.3 million for the nine months ended September 30, 2024, primarily due to an increase in manufacturing and materials expenses, partially offset by a decrease in preclinical and clinical expenses.

Salaries, benefits, and related expenses decreased by $6,015, or 0%, from $2.2 million for the nine months ended September 30, 2023 to $2.2 million for the nine months ended September 30, 2024. This decrease was primarily attributable to a difference in the costs allocated to cost of goods sold, as well as a $121,139 decrease in salaries, benefits and related expenses as a result of cost cutting measures put in place in the second quarter of 2024, consisting of a $83,893 decrease in salaries, bonuses and related taxes and a $29,185 decrease in costs related to employee benefits, for the nine-month period ended September 30, 2024.

Manufacturing and materials expense increased by $752,045, or 121%, from $623,785 for the nine months ended September 30, 2023 to $1.4 million for the nine months ended September 30, 2024. In the nine months ended September 30, 2023, costs were incurred primarily for production activities associated with the master cell bank characterization for a high production cell line for HCW9101; a 200L cGMP manufacturing run of HCW9302; and ancillary activities such as shipping, insurance and storage. In the nine months ended September 30, 2024, costs were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101, which is used in the manufacturing process for all TOBI-based molecules.

Expenses associated with preclinical activities decreased by $679,415, or 50%, from $1.4 million for the nine months ended September 30, 2023 to $688,310 for the nine months ended September 30, 2024. In the nine months ended September 30, 2023, costs were incurred to complete the toxicology study and for additional studies required for submission of the HCW9302 IND. In the nine months ended September 30, 2024, toxicology and other IND-enabling studies were winding down, and the IND application was finalized, submitted and is now under review.

Expenses associated with clinical activities decreased by $292,206, or 37%, from $788,116 for the nine months ended September 30, 2023 to $495,910 for the nine months ended September 30, 2024. The decrease was primarily attributable to a $341,271 decrease in patient fees, partially offset by a $61,080 increase costs for post-clinical studies that we conducted through collaborations. In the nine months ended September 30, 2023, there were two ongoing clinical trials, including a Phase 1 study sponsored by the University of Minnesota to evaluate HCW9218 in the treatment of various solid tumors, and a Company-sponsored Phase 1b clinical trial to evaluate HCW9218 in chemo-refractory/chemo-resistant pancreatic cancer. In the nine months ended September 30, 2024, we completed enrollment in the Phase 1/1b clinical trials and the majority of our activities were focused on post-clinical correlative studies which we conducted through collaborations. As a result of the Settlement Agreement, ImmunityBio has the exclusive right to the use of HCW9218 in the treatment of pancreatic cancer. We will continue to evaluate HCW9218 in combination with neoadjuvant chemotherapy in the treatment of ovarian cancer.

Other expenses, which include overhead allocations, increased by $25,055, or 4%, from $565,028 for the nine months ended September 30, 2023 to $590,083 for the nine months ended September 30, 2024. The decrease in other expenses is primarily attributable to a decrease in the allocation of depreciation to cost of goods sold, partially offset by a $38,055 decrease in travel-related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and September 30, 2024:

	Nine Months Ended September 30,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$2,408,622	$1,855,660	$(552,962)	(23)%
Professional services	1,008,807	960,680	(48,127)	(5)%
Facilities and office expenses	439,373	542,890	103,517	24%
Depreciation	188,454	203,050	14,596	8%
Rent expense	118,296	155,860	37,564	32%
Other expenses	943,122	1,081,297	138,175	15%
Total general and administrative expenses	$5,106,674	$4,799,437	$(307,237)	(6)%

General and administrative expenses related to the ordinary course of business decreased by $307,237, or 6%, from $5.1 million for the nine months ended September 30, 2023 to $4.8 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in salaries and bonuses as a result of cost-cutting measures put in place in the second quarter of 2024.

Salaries, benefits and related expenses decreased by $552,962, or 23%, from $2.4 million for the nine months ended September 30, 2023 to $1.9 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a $212,014 decrease in salaries and related taxes, a $19,372 decrease in expenses for employee benefits, and a $304,175 decrease resulting from the waiver of performance-based bonuses earned in 2022 but deferred.

Professional services decreased by $48,127, or 5%, from $1,008,807 for the nine months ended September 30, 2023 to $960,680 for the nine months ended September 30, 2024. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The decrease is primarily attributable to a $69,797 decrease in legal fees incurred in connection with procuring patents, partially offset by a $21,670 increase in fees for other professional services such as audit and tax advisory fees. As a result of the Settlement Agreement, the Company agreed to maintain patent protection for rights retained under the agreement.

Facilities and office expenses increased by $103,517, or 24%, from $439,373 for the nine months ended September 30, 2023 to $542,890 for the nine months ended September 30, 2024, primarily due to a $78,185 increase in software and other licensing fees and a $21,157 increase in costs for waste disposal.

Other expenses increased by $138,175, or 15%, from $943,122 for the nine months ended September 30, 2023 to $1.1 million for the nine months ended September 30, 2024. The increase is primarily attributable to a $227,470 increase in financing expenses primarily related to our search for a lender to complete the construction of the Company’s new headquarters and a $30,528 increase in insurance-related costs, partially offset by a $102,505 decrease in Delaware franchise taxes.

Legal Expenses

Legal expenses were $4.6 million in the nine months ended September 30, 2023 and $15.8 million for the nine months ended September 30, 2024. In the nine months ended September 30, 2023, costs were incurred in connection with several legal proceedings which culminated by consolidating Altor/NantCell’s action against the Company with the Altor/NantCell arbitration demand against Dr. Wong. Thereafter, proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS.

In the nine months ended September 30, 2024, preparations for the arbitration were taking place with witness preparation and depositions. The arbitration hearing was held from May 20, 2024 to May 31, 2024, which required a large team of lawyers to represent the Company; Dr. Wong; Dr. Peter Rhode, our Chief Scientific Officer and Vice President of Clinical Affairs and an officer of the Company; as well as other employees. The hearing was followed by an extended period of intense negotiations which culminated in a Settlement Agreement entered into by the Company and Dr. Wong as of July 13, 2024 with Altor/NantCell and its parent, ImmunityBio. While the Company has relief from the future burden of ongoing legal expenses related to these proceedings, we incurred significant legal expenses for our defense and for the defense of officers and employees. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $284,465 and $282,098 in cash for interest related to the Cogent Bank loan for the nine months ended September 30, 2023 and 2024, respectively. For the nine months ended September 30,2023, interest was expensed. Interest was capitalized the last quarter of 2023 and ceased in the second quarter of 2024. In all other periods, interest was expensed.

As of September 30, 2024, the Company had issued $6.5 million in senior secured notes which bear interest at an annual rate of 9%, payable quarter in arrears. We paid $152,679 in cash interest on the senior secured notes for the nine months ended September 30, 2024. There were no senior secured notes outstanding in 2023.

Other Income, Net

Other income, net decreased from $919,688 for the nine months ended September 30, 2023, to $52,397 for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. Other income included rental income for the nine months ended September 30, 2023. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date, which terminated in the year ended December 31, 2023. We received rental income of $178,910 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we concluded that there is substantial doubt over as to whether the Company has sufficient capital to operate for the next 12 months from the issuance date of this Quarterly Report based on our liquidity, revenues and ongoing operating losses, as well as the legal fees incurred in conjunction with an arbitration with ImmunityBio prior to the Settlement Agreement executed in the third quarter of 2024. As of September 30, 2024, our principal source of liquidity was $1.0 million in cash and cash equivalents. To date, the Company has funded operations primarily through the sale of stock, issuance of senior secured notes and revenues generated the Wugen License, pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. As of September 30, 2024, the Company had not generated any revenue from commercial product sales of its internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. In the course of its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future.

On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. As of September 30, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of September 30, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. The Company continues to seek the financing required to complete the construction project, with the cooperation of the lender and lien holders. See Part I, Item 4. -- “Controls and Procedures.”

In 2024, we have raised $9.4 million in financings. On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share. As of September 30, 2024, we received $6.5 million from the issuance of Secured Notes, and subsequent to the reporting period, the Company issued an additional $375,000 in Secured Notes. Of the total issuance of Secured Notes, the Company issued $2.9 million to members of the Company’s board of directors and officers, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors. The Company expects the funds raised through the issuance of Secured Notes to be sufficient capital to reach a milestone in the fourth quarter of 2024. Management has made some reductions in costs and there may be further reductions or restructuring in the future after we complete the reassessment of our clinical development strategy.

A benefit of reaching a Settlement Agreement and concluding the Arbitration is a release from restrictions related to protection of privileged information, which hampered investor ability to conduct due diligence. As a result, we believe that other avenues of financing are now available to us, namely, capital-raising activities for equity and equity-like investments as well as business development transactions such as out-licensing agreements for rights for our proprietary molecules. However, there can be no assurance of our success in our capital-raising activities. If we are not successful in raising additional capital, we have the ability to revise our business plan and reduce costs. If such revisions are insufficient, we may have to curtail or cease operations.

The Company and Dr. Wong, our Founder and Chief Executive Officer, entered into a Settlement Agreement and Release on a previously reported Arbitration as of July 13, 2024. See Part II., Item 1. - “Legal Proceedings.” While the Settlement Agreement has resolved uncertainty regarding the outcome of these proceedings and the ongoing legal expenses, the Company incurred significant legal expenses in the period leading up to the Settlement Agreement. As of September 30, 2024, we reported a balance of $14.4 million for legal fees incurred but not yet paid in the accompany condensed balance sheet. In order not to overwhelm the Company’s resources, a reasonable payment plan will be required. The Company is engaged in discussions with the law firms involved with this matter.

We considered elements of our financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in our going concern analysis. The Company launched a financing plan in the third quarter of 2024. The plan includes several capital-raising activities, such as issuance of secured notes, equity financings, as well as business development transactions, such as license agreements with guaranteed minimum payments. Through October 31, 2024, the Company had issued an aggregate of $6.9 million in secured notes. On September 25, 2024, the Company entered into a nonbinding term sheet with a party interested in licensing one of the Company’s preclinical molecules. The Company expects to close this license transaction in the fourth quarter of 2024. The proposed terms of the license include a guaranteed minimum payments which are expected within the first year of the term. On November 13, 2024, we entered into an engagement letter with the Maxim Group to act as the exclusive placement agent for a multi-step equity financing. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

Comparison of the Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2024

The following table summarizes our cash flows for the nine months ended September 30, 2023 and September 30, 2024:

	Nine Months Ended September 30,
	2023	2024
Cash used in operating activities	$(18,619,329)	$(11,392,547)
Cash provided by (used in) investing activities	7,513,050	(148,205)
Cash provided by financing activities	716	8,943,872
Net (decrease) increase in cash and cash equivalents	$(11,105,563)	$(2,596,880)

Operating Activities

Net cash used in operating activities were $18.6 million for the nine months ended September 30, 2023 and $11.4 million for the nine months ended September 30, 2024.

Cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of a net loss of $14.3 million, as well as a deposit $5.3 million used to establish an interest reserve for future interest payments, as required under the terms of the Credit Agreement intended to be used to fund the construction and renovation of the Company’s new headquarters. In addition, other uses of cash include a $292,383 increase in accounts receivable and a $251,008 increase in prepaid expenses and other current assets, partially offset by cash provided by a $392,802 net increase in accounts payable and other current liabilities. Further offset to the use of cash resulted from net noncash adjustments of $1.1 million, consisting primarily of $860,634 of cash provided by an adjustment for depreciation and amortization, $742,477 of cash provided by an adjustment for stock-based compensation, reduced by $248,445 of cash used for an adjustment for unrealized gains on investments.

Cash used in operating activities for the nine months ended September 30, 2024 consisted primarily of net loss for the period of $26.7 million, partially offset by a $12.4 million increase in accounts payable and other liabilities, a decrease of $883,917 in accounts receivable and a decrease of $829,043 in prepaid expenses and other current assets. Further offset to the use of case resulted from noncash adjustments of $1.2 million, consisting primarily of $501,882 of cash provided by an adjustment for depreciation and amortization and $716,940 of cash provided by an adjustment for stock-based compensation.

Investing Activities

Cash used by investing activities for the nine months ended September 30, 2023, consisted of $10.0 million of cash provided when short-term investments reached maturity, partially offset by $2.5 million of cash used to purchase equipment.

Cash used by investment activities for the nine months ended September 30, 2024 consisted of $148,205 used for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 resulted from issuance of common stock upon exercise of vested employee stock options, partially offset by a principal repayment under the 2022 Loan Agreement related to the acquisition financing used to purchase a building.

Cash provided by financing activities for the nine months ended September 30, 2024 resulted from a $2.5 million private placement of the Company’s common stock and $6.5 million from the issuance of Secured Notes, partially offset a $88,388 principal repayment under the 2022 Loan Agreement related to the acquisition financing used to purchase a building.

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

Recent Accounting Pronouncements

See Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we had cash and cash equivalents of $1.0 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed interim balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). While the Company implemented an Authorization Matrix and a Remediation Plan in the second quarter of 2024, our management believes the strengthened controls designed to address the material weaknesses identified in prior periods have not been in place for a sufficient time to conclude on whether or not they have been operating effectively as of September 30, 2024. Our management will continue to evaluate the effectiveness of the internal controls over financing reporting, including the Authorization Matrix and Remediation Plan, in future reporting periods.

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

As of September 30, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, two material weaknesses over financial reporting were identified (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.

Two of the material weaknesses were identified in a prior period, as the Company reported in a Current Report on Form 8-K filed with the SEC on May 1, 2024. The Company was a victim of a criminal scheme involving the impersonation of a purchaser of Secured Notes. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party and a default on a legally binding commitment to purchase Secured Notes. As a result of the default and the related misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. As a result of the material weakness to protect the Company’s assets from fraud committed by third parties, there was a $1.3 million loss recognized on the Company’s interim condensed financial statements.

During the period ended June 30, 2024, a Remediation Plan was implemented. See “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting.” Our principal executive officer and principal financial officer concluded there was not yet enough evidence due to the infrequency of significant transactions to assess the effectiveness of internal controls during the period ended September 30, 2024. We will continue to assess the effectiveness of the internal controls in each reporting period, especially those related to significant or unusual transactions contained in the Remediation Plan.

As of September 30, 2024, the Company identified two additional material weaknesses in internal controls over financing reporting related to the classification of the Cogent Loan and accounting for the Secured Notes. On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank, pursuant to which we received $6.5 million in proceeds to purchase a building. The loan is secured by a first priority lien on the building. As of September 30, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction and improvements on the building. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements. The Company did not identify and account for the loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision as of September 30, 2024. As a result, we will enhance the controls we use to evaluate triggering events in debt agreements, to appropriately classify debt as current or noncurrent in the correct period.

The second material weakness identified as of September 30, 2024 related to accounting for complex transactions. This involved appropriately accounting for the Secured Notes and disclosing the amended terms that were executed during the third quarter of 2024. The Secured Notes were deemed to be a hybrid instrument, consisting of a debt host with embedded derivatives requiring bifurcation and accounting for separately. Prior to correcting the initial accounting treatment for the Secured Notes, as amended, the Company neglected to identify and account for the embedded derivatives. In addition, the disclosures for the Secured Notes would not have identified the embedded derivatives. The aggregation of these factors could have resulted in a material misstatement in the Company’s financial statements. As of September 30, 2024, there was no impact to the financial statements related to correcting the accounting treatment for embedded derivatives. Another amended term for the Secured Notes is a fixed bonus payment that holders will receive if the Secured Notes are repaid on the Maturity Date. The Company determined that the fixed bonus payment should be accreted to the principal owed to holders over the term. As of and for the three and nine months ended September 30, 2024, the Company did not accrete the fixed bonus payment. Accretion during this reporting period does not materially misstate the amount owed to the holders. In subsequent periods, the Company will accrete the fixed bonus payment as it will be material. If the Company did not correct the accounting treatment, we would understate our obligations. Over the term, this could have resulted in a material misstatement in the Company’s financial statements. Management resolved to allow for more time and resources to determine proper accounting for complex transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in the Company’s Form 8-K filed on July 18, 2024, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed arbitration before JAMS brought by Altor and NantCell (the “Arbitration”) as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Company has completed the required remediation procedures. As of the filing date, the parties to the Settlement Agreement are working together to finalize the notices and related final documentation to obtain dismissal of the Arbitration and Complaint. In accordance with 17 CFR 229.601 (Item 601), the Company has included the Settlement Agreement in the Quarterly Report on this Form 10-Q.

Pursuant to the Settlement Agreement, the Company transferred and assigned to ImmunityBio ownership of certain intellectual property (including issued patents, pending patent applications, and know-how) for TOBITM-based molecules for use in the oncology field. The Company retains the worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive right and license to exploit HCW9218 for all age-related diseases other than cancer, with the exception of the treatment of ovarian cancer, which is also retained by the Company and is currently being studied in a Phase 2 clinical trial at the University of Pittsburgh Medical Center. The Company also retains the right to develop treatments for all indications with respect to HCW9302 and HCW9206, which, along with HCW9218, are the lead product candidates in the Company’s clinical development pipeline. ImmunityBio has the exclusive right to pursue oncology indications with all of the TOBITM-based molecules designed with a TGF-β domain, including HCW9218, with the exception of the treatment of ovarian cancer with HCW9218 in combination with neoadjuvant chemotherapy, which is retained by the Company. Under the Settlement Agreement, ImmunityBio also receives an exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TOBITM Platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, and IL-21, and one additional target to be selected by ImmunityBio within six months from the date of the Settlement Agreement, at its sole discretion, in the oncology field. The Company’s ownership and rights with respect to HCW9302, HCW9206 and HCW9201 are expressly excluded from the rights transferred to ImmunityBio for oncology indications. In addition, ImmunityBio received a non-exclusive license to exploit HCW9201 administered by injection for oncology indications.

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

The Shares issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended, in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Secured Notes Issuance

The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and Item 8.01:

On March 28, 2024, the Company entered into a senior secured note purchase agreement (the “Note Purchase Agreement”) with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which we agreed to issue senior secured notes in an aggregate principal amount of up to $10.0 million (“Secured Notes”) to certain accredited investors, including unrelated parties as well as officers and directors of the Company. As of March 31, 2024, the Company had an initial closing and issued $2.0 million in Initial Secured Notes. As of June 30, 2024, all existing investors approved an Amended and Restated Note Purchase Agreement (“Amended and Restated Note Purchase Agreement”), with terms described below. As of September 30, 2024, the Amended and Restated Note Purchase Agreement was amended to extend the last closing date to issue Additional Secured Notes to October 31, 2024. No other terms were amended. The material terms of the Additional Secured Notes are identical to the terms of the Initial Secured Notes.

As of September 30, 2024, the Company issued an aggregate of $6.5 million of Secured Notes, with $2.8 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.

During October 2024, the Company issued $375,000 of Additional Secured Notes, including $50,000 purchased by Dr. Wong on October 31, 2024.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of September 30, 2024 (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit No.	Filing Date

10.1	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchaser party thereto	10-Q	001-40591	10.1	8/14/2024
10.2	Form of Senior Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	001-40591	10.2	8/14/2024
10.3	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.3	8/14/2024
10.4	Form of Amended and Restated Escrow Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.4	8/14/2024
10.5	Form of First Amendment to the Amended and Restated Senior Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser parties thereto					X
10.6#	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Interim Balance Sheets as of December 31, 2023 and September 30, 2024 (unaudited); (ii) the Condensed Interim Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2024 (unaudited); (iv) the Condensed Interim Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2023 (unaudited) and September 30, 2024 (unaudited); (v) the Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and September 30, 2024 (unaudited); and (vi) the notes to the Condensed Interim Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: November 14, 2024	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)