Form 10-K
period 2024-12-31
HCW Biologics Inc.
filed 2025-03-28
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.8 million based on the closing price of the shares of $0.65 per share as reported on the Nasdaq Global Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 25, 2025 was 44,934,120.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business.

Overview

HCW Biologics Inc. (“HCWB” or the “Company”) is a clinical-stage biopharmaceutical company developing proprietary immunotherapies to treat diseases promoted by chronic inflammation, especially age-related and senescence-associated diseases. Our immunotherapeutics represent a new class of drug that we believe has the potential to fundamentally change the treatment of cancer and many other diseases and conditions that are promoted by chronic inflammation — and in doing so, improve patients’ quality of life and possibly extend longevity. While chronic inflammation is possible at any age, it is more common as we age. In this case, the condition is known as inflammaging. The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of immune cells.

Chronic inflammation, including inflammaging, is believed to be a significant contributing factor to the cause for senescence-associated diseases and conditions that diminish health span, including many types of cancer, autoimmune diseases, and neurodegenerative diseases, as well as indications that impact quality-of-life that are not life-threatening. Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with Senescence-Associated Phenotype (“SASP”) proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. SASP factors, including proinflammatory cytokines, chemokines, and proteinases, drive an inflammation cycle. Senescence is considered a stress response and can be induced by a wide range of intrinsic and extrinsic insults. Over time, these insults cause normal tissue cells to enter a senescent state of irreversible growth arrest accompanied by the release of SASP factors. The inflammation cycle promoted by SASP factors also activates immune cells. Similar to senescent cells, prolonged activation of immune cells promote the release of highly proinflammatory cytokines. Unresolved activation of immune cells leads to chronic low-grade inflammation, which perpetuates this cycle.

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

The Company has developed two different drug discovery and development platforms, our legacy TOBI™ (Tissue factOr-Based fusIon) platform and our newly developed targeted platform technology – the T-cell Receptor β Chain constant region (“TRBC”) platform:

•
The TOBI platform is designed to engineer multi-functional fusion protein molecules and protein complexes. It employs a Tissue Factor (“TF”) scaffold that can be packaged with multiple protein targets, including cytokines, chemokines, ligands, receptors, and single-chain antibodies.
•
The Company invented its second-generation platform, the TRBC platform, to create novel immunotherapeutics designed to treat diseases, including cancer, as well as improve quality-of-life conditions. The immunotherapeutics created using the TRBC platform include multi-specific cytokines, targeted second-generation immune checkpoint inhibitors, and immune-cell engagers, which have the capabilities to activate subsets of immune cells that specifically target cancerous or infected cells.

As of July 13, 2024, the Company, Dr. Wong, Altor BioScience, LLC, NantCell, Inc. and ImmunityBio, Inc. (collectively, Altor BioScience, LLC, NantCell, Inc. and ImmunityBio Inc. will be referred to herein as “ImmunityBio”), entered into a Settlement Agreement that is described in Part I, Item 3. – “Legal Proceedings” below. The Settlement Agreement eliminated the uncertainty of the outcome of the previously disclosed Arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy. The settlement involved intellectual property the Company developed based on our proprietary TOBITM drug discovery platform and its unique Tissue-Factor scaffold used to create protein-fusion molecules.

Our clinical development program is based on a few select lead product candidates which will be evaluated in Company-sponsored clinical trials in autoimmune disorders, solid tumors and quality-of-life conditions. We have a large portfolio of non-core programs and assets and, for these, we anticipate that clinical development will be conducted through licensing agreements and other business development transactions.

HCWB has an experienced team led by Dr. Hing C. Wong, our Founder and CEO, who discovered and developed the immunotherapeutic Anktiva® (also known as ALT-803, an IL-15 agonist receptor) through pivotal trials. This blockbuster immunotherapeutic treatment for cancer was sold to ImmunityBio, Inc. in 2017 in a $1.0 billion acquisition. Anktiva® was approved by the U.S. Food and Drug Administration (“FDA”) for a bladder cancer indication in 2024.

Clinical-Stage Compounds

HCW9302: Novel Immunotherapeutics for Treg Expansion

HCW9302 is an injectable, first-in-kind interleukin 2 (“IL-2”) fusion protein complex constructed using the Company’s proprietary TOBI platform technology. Its mechanism of action involves binding to IL-2αβγ receptors predominantly expressed on regulatory T (“Treg”) cells, thereby activating and expanding Treg cells that can suppress unwanted immune and inflammatory responses. The FDA recently cleared us to initiate a Phase 1 clinical study using HCW9302 to treat alopecia areata. Our strategy is to expand to other indications upon successful completion of the Phase 1 study.

HCW9302 is a fusion protein molecule that contains two IL-2 domains linked by an extracellular tissue factor domain. IL-2 signaling is essential for homeostasis of Treg cells. Unfortunately, recombinant IL-2 has an unfavorable pharmacokinetic profile and induces cytokine release syndrome limiting its therapeutic use. HCW9302 provides a potential solution to this problem. It is designed to have the therapeutic advantages of IL-2 while being well tolerated. In our preclinical and non-human primate studies, we found that HCW9302 exhibited a longer serum half-life with an approximately 1,000-fold higher affinity for the IL2Rα than IL-2. In addition, preclinical studies have shown HCW9302 can be administered at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. CD4+ effector T cells (also known as helper T cells) are crucial for immune responses, but under certain conditions, their excessive activation can lead to negative effects like inflammation, tissue damage, and autoimmune reactions, particularly when they become dysregulated and target self-antigens, contributing to conditions like multiple sclerosis, rheumatoid arthritis, and inflammatory bowel disease.

We believe our preclinical studies in relevant animal models of dermatological conditions, graft rejection, atherosclerosis, diabetes, and neurodegenerative diseases as well as IND-enabling studies conducted in non-human primates support the clinical development of HCW9302 as a potential therapeutic agent for treatment of autoimmune and proinflammatory diseases.

HCW9201 + HCW9206: Novel Immunotherapeutic for Memory-Like Natural Killer Cell

On December 24, 2020, the Company entered into an exclusive worldwide license with Wugen, Inc. (“Wugen”) for ex vivo rights for two of its proprietary molecules. Wugen is evaluating natural killer (“NK”) cell therapy generated using HCW9206 in combination with HCW9201 in clinical trials in cancer indications. HCW9206 has a unique design consisting of a multi-functional compound constructed with three powerful cytokines: IL-7, IL-15, and IL-21. It is designed to stimulate T cell proliferation and activation, enhance NK cell cytotoxicity, and improve overall immune surveillance against pathogens or tumors.

HCW9201 + HCW9206, known as WU-NK-101, is Wugen’s lead memory NK cell therapy product and is comprised of cells optimized for anti-cancer function. WU-NK-101 cells possess a unique cytokine-induced memory-like phenotype that supports enhanced anti-tumor activity, robust trafficking, superior proliferation capacity, and metabolic flexibility, all of which contribute to treatment resilience in the adverse tumor microenvironment. Wugen is currently evaluating WU-NK-101 in a Phase 1 open-label study designed to characterize the safety, tolerability, and preliminary anti-tumor activity of WU-NK-101 in combination with cetuximab in patients with advanced and/or metastatic colorectal cancer (Cohort 1), and in patients with advanced and/or metastatic squamous cell carcinoma of head and neck (Cohort 2). The overall study will be comprised of two phases, a Dose Escalation Phase, and a Cohort Expansion Phase.

The Company retained the in vivo rights to HCW9201 and HCW9206, as well as the manufacturing rights. Wugen obtains clinical supply from the Company under the provisions of a development supply agreement.

Clinical-Stage Compound Awaiting Completion of Supply Agreement with ImmunityBio

HCW9218: Novel Bifunctional Immunotherapeutic with TGF-β Trap

HCW9218 is a clinical-stage bifunctional molecule that is designed to impact senescence by reducing senescent cells (i.e., senescent-cell-reducing effect) and eliminating the proinflammatory factors they secrete (i.e., senomorphic effect). Subcutaneous administration of HCW9218 activates NK cells, innate lymphoid group-1, and CD8+ T cells, and neutralizes TGF-β.

In the Settlement Agreement reached with ImmunityBio on July 13, 2024, the Company agreed to transfer rights to develop HCW9218 for cancer indications to ImmunityBio. HCW Biologics retained exclusive rights to develop treatments for all other age-related diseases other than cancer using HCW9218. In future clinical development, we will be able to use the HCW9218 Recommended Phase 2 Dose (“RP2D”) and other learnings based on findings in the Phase 1 and Phase 1b cancer studies, which wrapped up at the beginning of 2024. These studies include:

•
A single-center Investigator-sponsored Phase 1 clinical trial was initiated in May 2022 and patient enrollment, dosing and the safety-evaluation period for this study were completed in February 2024. In this study, the Masonic Cancer Center, University of Minnesota (“UMN”) evaluated HCW9218 in patients with solid tumor cancers that progressed after at least two lines of standard-of-care treatment. Dr. Melissa A. Geller, M.D., M.S., Professor and Division Director of Gynecologic Oncology in the Department of Obstetrics, Gynecology and Women’s Health at UMN, served as a Principal Investigator of this trial. At the time that the Phase 1 study was completed in February, over 70% of patients with ovarian cancer (5/7) showed evidence of stable disease.
•
A multi-center Company-sponsored Phase 1b/2 clinical trial was initiated in October 2022 and patient enrollment, dosing and the safety-evaluation period for the Phase 1b portion of the study were completed in February 2024. In this study, 15 patients have received at least one dose of HCW9218 and completed the 28-day safety evaluation period, with no dose-limiting toxicities (“DLTs”). At the time that the Phase 1b portion of the study was completed in February 2024, 13% (2/15) of patients who participated in the study showed evidence of stable disease.

The Company had the non-exclusive rights to develop HCW9218 treatment for ovarian cancer in a neoadjuvant setting, based on a Phase 2 clinical study sponsored by the University of Pittsburgh Medical Center (“UPMC”). Under the terms of the Settlement Agreement, UPMC had until year end of 2024 to launch this study, but failed to do so. Thus, the Company terminated this study.

Under the Settlement Agreement, the Company agreed to transfer the HCW9218 master cell line to ImmunityBio. In turn, ImmunityBio agreed to enter into a supply agreement with the Company by the end of January 2025 to ensure the Company had adequate clinical supply of HCW9218 available to carry on clinical studies. As of the reporting date, a draft of the supply agreement has not been provided by ImmunityBio. Until the supply agreement is in place, any plans for our further development of HCW9218 must be delayed.

Preclinical Compounds

HCW11-006: Multi-Functional Immune Cell Stimulator

This product candidate is the subject of the exclusive worldwide license agreement the Company entered with WY Biotech Co., Ltd. (“WY Biotech”), a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies, on November 17, 2024 (the “WY Biotech License”). Under the WY Biotech License, WY Biotech has rights to in vivo applications for HCW11-006. The Company retains ex vivo rights. Under the terms of the WY Biotech license agreement, the Company has an “opt-in right” for United States, Canada, Central America, and South America markets for no cost, that may be exercised after the completion of a Phase 1 trial in China. WY Biotech is responsible for all of the costs for the Phase 1 clinical study.

HCW11-006 was constructed using the TRBC drug development platform. It combines several different immune functional domains on our new protein scaffold platform as part of our Class I portfolio. Our preclinical studies demonstrated that this multi-functional product candidate is highly effective at inducing CD8+ T cell and NK cell responses without triggering unwanted side effects in human immune cell and animal models. HCW11-006 also exhibited anti-tumor efficacy in relevant solid tumor animal models. We believe it has the potential to be one of the most potent immunostimulatory agents we have developed during our team members’ 30 years of biotech research. Additional studies are being conducted to verify that HCW11-006 should combine well with other therapies, including immune checkpoint inhibitors, immune cell engagers, therapeutic antibodies, and CAR-T therapies, which the Company is conducting with world leaders in these areas. The Company and collaborators intend to share their findings in a pivotal scientific paper published in a top-tier peer-reviewed journal.

Other Preclinical Programs

Our future clinical development will focus on our T-cell Receptor β Chain constant region (“TRBC”) drug discovery and development platform. The Company has constructed over 50 compounds using the TRBC platform, which we group into three different classes, as defined by their construction and potential mechanism of action. We are in the process of selecting lead compounds for each program, and then to determine from the compounds selected which ones we will develop on our own and those we will develop with a partner through out-licensing arrangements or other business development transactions.

The table below summarizes our preclinical programs by classes:

Preclinical TRBC-Based Molecules Drug Development Programs

Classes	Description of Programs
I

Multi-functional immune cell stimulators

•
HCW11-006 is the selected lead product candidate for this class.
•
Potent immunostimulatory agent to use in combination with standard-of-care therapy.
•
Preclinical studies in human immune cells animal models demonstrate HCW11-006 is highly effective at inducing CD8+ T cell and NK cell responses without triggering unwanted side effects.
•
HCW11-006 also exhibits anti-tumor efficacy in relevant solid tumor animal models.
•
Prioritized for development through exclusive, worldwide license with WY Biotech.

II

Second-generation immune checkpoint inhibitors

•
We have a group of compounds in this class and are currently assessing them in order to identify the strongest candidate for clinical development.
•
Developing a second-generation Keytruda® for oncology & other senescence associated indications.
•
Prioritized for in-house development.

III

Multi-specific targeting fusions and immune cell engagers

•
Class III TRBC Molecules are second-generation immune-cell engagers capable of targeting tissue factor and other cell-surface antigens associated with diseased cells. These drugs work by recruiting and activating T-cells or NK cells, types of white blood cell, to recognize and attack cancer cells.
•
Our first compound in this class is HCW11-018, and we are collaborating with others to develop versions with different targeting capabilities.
•
The size and scale of the GLP preclinical and clinical studies required for the development of Class III Molecules is more appropriate for well-capitalized Big Pharma.
•
Prioritized for development through licensing with Big Pharma.

Clinical Development Strategy

Our goal is to develop transformative immunotherapies to lengthen health span by disrupting the link between cellular senescence, chronic inflammation, and age-related diseases and conditions. Based on human-data read-out from clinical studies and extensive preclinical research, we believe that our data point toward the possibility we have created a new class of immunotherapeutics for cancer and other age-related diseases, and beyond therapies that to slow down or reverse the effects of aging itself.

We have constructed second-generation immunotherapeutics that we believe could represent a new class of drugs with the potential to fundamentally transform the treatment of diseases and conditions promoted by chronic inflammation, especially those related to aging – enhancing health span through the treatment for indications that enhance quality-of-life and extending longevity by developing treatments for indications for which there are no known cures.

The future of the Company’s clinical development will be primarily based on the molecules we have constructed with the TRBC drug development platform. These compounds offer the potential to treat oncology, autoimmune diseases, infectious diseases, and chronic inflammatory conditions, offering broader therapeutic targets and more adaptable solutions compared to the Company’s TOBI platform. The TRBC platform’s flexibility and capacity to bind multiple targets allow for more precise and potentially more effective treatments. By targeting specific cell-surface antigens, these novel therapeutics can improve patient clinical outcomes, offering potential benefits across a wider range of indications. The Company will select molecules for in-house development and those which are strong candidates to be developed with a partner through a licensing agreement.

In settling the Arbitration with ImmunityBio, the Company removed uncertainty regarding our rights to TOBI-based molecules. With this clarity, we forged a new path for our clinical development for molecules created with the TOBI platform. We will continue to develop HCW9302, our lead product candidate, for which the FDA recently cleared us to initiate a Phase 1 clinical study in alopecia areata. Our strategy is to expand to other indications upon successful completion of the Phase 1 study. We are less certain about the path forward for HCW9218, now a Phase 2 compound. We have exclusive rights to develop HCW9218 for non-oncology indications, but due to uncertainty of clinical supply from the sole source, ImmunityBio, it might not be practical for the Company to pursue clinical development of HCW9218. The TOBI platform will not be used to develop any new compounds for future clinical development.

Out-Licensing, Cooperative Agreements and Strategic Collaborations

We continue to pursue our strategy of out-licensing certain rights outside of our focus areas, as further discussed under “—Out-License Programs.” The Company continues to evaluate its portfolio to identify compounds which may be good candidates for licensing or other collaborations, where it will be to our advantage to leverage the expertise and financial strength of a partner in the development of a compound or market.

We signed our first out-license agreement at the end of 2020, when we entered into an exclusive worldwide license (the “Wugen License”) with Wugen, a company that specializes in cell-based therapies for cancer. Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. Wugen has created an off-the-shelf NK-cell treatment called WU-NK-101 based on the licensed molecules.

On November 17, 2024, HCW Biologics entered into an exclusive worldwide license agreement with WY Biotech for the rights to develop and commercialize in vivo applications of one of HCWB’s preclinical product candidates, HCW11-006. WY Biotech Co., Ltd. is a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies. HCW Biologics has a payment-free, milestone-free, and royalty-free option to recapture the development and commercialization rights of this molecule for in vivo applications in the United States, Canada, Central America, and South America (“Opt-in Territory”) after the conclusion of the Phase 1 clinical trial. WY Biotech is financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the molecule

As reported in the Company’s Form 8-K filed with the SEC on March 19, 2025, on March 18, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement. The Company has now completed extensive preclinical studies that further support our belief in the potential for HCW11-006 for both an in vivo and ex vivo therapy. The in vivo therapy is licensed by WY Biotech, however, the Company retained all rights to the ex vivo therapy and applications as a reagent in cell-based therapy treatments, including cell-based therapies, such as CAR-T therapies. The Company considers WY Biotech License provisions for the Opt-In Right to take over the development of HCW11-006 for the Americas markets to be an important feature of the WY Biotech License. We believe our right to recapture this market is a potentially high value opportunity. Further, we will be able to base our decision to opt-in on the human-data read-out from a Phase 1 clinical trial, which will mitigate our development risks and provide valuable clinical information about the potential for the indications we will use for Phase 2 clinical studies.

HCW Biologics Clinical Development Pipeline

The clinical development progress of our lead immunotherapeutic programs is summarized in the table below:

HCW Biologics Pipeline

1.
As a result of the Settlement Agreement and Release HCWB entered into with ImmunityBio on July 13, 2024, the Company retains perpetual, exclusive worldwide rights to develop immunotherapeutic treatments based on HCW9218 for aging-related diseases other than cancer. Our ability to continue development of HCW9218 depends on a supply agreement with ImmunityBio, who controls the master cell bank. ImmunityBio is obligated under the terms of the Settlement Agreement to enter into a supply agreement with the Company not later than January 2025. As of the reporting date, we have not received a draft of the supply agreement.
2.
WY Biotech holds the exclusive worldwide license rights to HCW11-006 for in vivo applications.
3.
Wugen holds an exclusive worldwide license for the ex vivo rights for two of our molecules, HCW9201 and HCW9206, with rights limited to the development of cell-based therapy treatments for cancer using the licensed molecules. Wugen’s lead clinical program, WU-NK-101, is based on molecules licensed from our Company. We have retained all other rights to HCW9201 and HCW9206, including, but not limited to, manufacturing rights and treatment based on subcutaneous injection.

HCW9302: Novel Immunotherapeutic for Treg Expansion

On January 28, 2025, the Company obtained clearance of its IND from the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA approved treatments.

This will be a Phase 1, open-label, multi-center Company-sponsored trial with competitive enrollment. The study involves dose escalation to determine the toxicity profile of HCW9302 and to designate a dose level for the Phase 2 expansion phase, or the Recommended Phase 2 Dose (“RP2D”). Up to five dose levels will be evaluated. A stepped-down dose level will be provided in the event that unacceptable toxicity is encountered at the planned initial dose level. In the first stage of the study, HCW9302 will be administered subcutaneously in a single dose. Depending on the results of the single ascending dose stage, a multi-dose study of HCW9302 administered subcutaneously every 28 days for four consecutive treatments will be considered.

With the start of the first-in-human clinical trial for HCW9302 in alopecia areata, we are one step closer to advancing a potentially transformative immunotherapeutic treatment of autoimmune diseases. This trial is a milestone for our Company, and the beginning of clinical development of treatments for quality-of-life indications. While not life-threatening, alopecia areata has no cure and diminishes the quality of life for those suffering with this disease. Existing treatments may provide some relief of symptoms, but there are often dangerous side effects. If this Phase 1 study is successful, we intend to rapidly expand clinical development of HCW9302 in Phase 2 studies in patients with other autoimmune diseases and serious inflammatory conditions, including other dermatological conditions, graft rejection, and neurodegenerative diseases.

Our Approach

We believe we have an innovative strategy to treat age-related diseases. Our unique approach is to utilize our internally-developed drug discovery platforms to create novel multi-functional immunotherapeutics to rejuvenate the immune system. With our platform technologies, we have generated product candidates that are designed to direct the immune system against solid tumors, therapy-induced senescence and the adverse side effects triggered by existing standard-of-care treatments for solid tumors and hematological cancers. We have developed product candidates that are designed to direct the immune system against inflammation allowing for the potential to treat a wide variety of autoimmune and proinflammatory diseases. Our approach is to develop immunotherapies that reduce or eliminate the main drivers of chronic inflammation by addressing the underlying development and sustainment of these processes, as depicted in the image below:

A Novel Immunotherapeutic Approach to Treat Age-Related Diseases and Improve Quality of Life
Senescent cells clearance and SASP neutralization
Deactivation of persistently activated immune cells
SASP
Chronic inflammation
HCWB Immunotherapeutics
HCWB Immunotherapeutics
Senescent cells and SASP factors
Persistently activated immune cells
Inflammaging
Cancer
Autoimmune Diseases
Fibrotic Dieases
Neurodegenerative Diseases
Type 2 Diabetes
Coronary Artery Diseases
Senile Lentigo

The Science of Chronic Inflammation

While inflammation is part of the normal repair response for healing, when it becomes prolonged and persists, it is damaging and destructive. Several common molecular pathways have been identified that are associated with chronic low-grade inflammation, especially common as we age. Our view is that there are two primary underlying processes that drive chronic inflammation: accumulation of senescent cells and persistent activation of immune cells . Both of these processes generate pro-inflammatory factors that drive senescence.

The induction and retention of low-grade inflammation in an aging human body is mainly the result of the accumulation of non-proliferative but metabolically active senescent cells, which can also be caused by persistent activation of immune cells. These two elements share common mechanisms in promoting secretion of pro-inflammatory proteins and in many cases interact to drive senescence, and thus, inflammaging. Our novel approach is to reduce senescent cells and eliminate the pro-inflammatory factors they secrete systemically through multiple pathways. We believe our novel immunotherapeutic approach has the potential to fundamentally change the treatment of age-related diseases.

Senescent cells remain metabolically active and can influence tissue hemostasis, disease, and aging through their SASP factors. Senescence is considered to be a physiologic process and is important in promoting wound healing, tissue homeostasis, regeneration, and regulation of fibrosis. Senescence also plays a role in tumor suppression. The accumulation of senescent cells, due to the aging of our immune cells, drives aging and age-related diseases and conditions. The SASP factors can trigger chronic inflammatory responses and consequently augment chronic inflammatory conditions to promote tumor growth. The connection between senescence and aging was initially based on the observation that senescent cells accumulate in aged tissue. The use of transgenic models has enabled the detection of senescent cells systematically in many age-related disorders. Studies have demonstrated that senescent cells play an adverse role in age-related disorders.

By leveraging our immunology expertise, we are developing potentially transformative immunotherapy candidates that use Treg cell expansion and senescent cell reduction to address chronic inflammation linked especially to age-related diseases. Our approach is to develop immunotherapies that reduce or eliminate the main drivers of chronic inflammation by addressing the underlying development and sustainment of these processes.

Using our drug discovery platforms, we have created over 50 molecules, all of which can be administered by subcutaneous injection as well as used in adoptive cell therapy approaches. These modular and tunable technologies have allowed us to generate a novel pipeline of internally developed product candidates we believe are capable of activating and targeting desired immune responses and blocking unwanted immunosuppressive activities.

Chronic Inflammation with Aging: Inflammaging

Inflammaging is a state of chronic inflammation believed to develop with advancing age. Accumulation of senescent cells, along with the SASP factors they secrete, has been implicated as a major source of chronic sterile inflammation leading to many age-related pathologies. Demographically, the world is rapidly growing older and more prone to inflammaging. All countries face major challenges to ensure that their health and social systems are ready to make the most of this demographic shift. According to the World Health Organization, in 2020, the number of people aged 60 years and older outnumbered children younger than 5 years. By 2030, 1 in 6 people in the world will be aged 60 years or over. In 2020, the population aged 60 years and over was estimated to be 1.4 billion people. By 2050, the world’s population of people aged 60 years and older is expected to double to 2.1 billion people.

As we grow older, a series of complex changes ripple through our immune system. Rising levels of inflammatory factors lead to unresolved, degenerative immune responses. Mounting evidence suggests that this inflammation undermines many bodily systems, accelerates biological aging and contributes to age-related diseases, such as cancer, cardiovascular disease, diabetes, and neurodegenerative disease.

Senescence: SASP Factors Secreted by Senescent Cells Trigger Chronic Inflammatory Responses

Cellular senescence is a biological condition resulting from the impact of stressors, such as chemotherapy, radiation, and pollutants, on human cells. These stressors reduce natural human cell cytotoxicity, leading to the accumulation of senescent cells and SASP factors. Considered harmful to neighboring cells, secreted SASP factors also activate a type of protein molecule called inflammasomes that accelerate the increasingly persistent cycle of inflammation. As we age, senescent cells accumulate, and SASP factors increase, leading to low-grade, chronic inflammation and age-related diseases. At HCW Biologics, our proprietary immunotherapy platforms rejuvenate the immune system, allowing it to reduce accumulated senescent cells and silence activated inflammasomes. This disrupts the link between aging and chronic diseases.

Persistently Activated Immune Cells: Inflammatory Factors They Secreted Trigger Chronic Inflammatory Responses

Immune cells defend against infection or tissue injury. These activated immune cells persist as we age, even in the absence of infection, and regulate the release of pro-inflammatory factors. As inflammatory factor levels increase, this fuels a feedback cycle of inflammasome activation and leads to the persistent, low-grade body-wide inflammation associated with many age-related diseases.

Our Strategy

Our strategy includes the following key components:

Focus on diseases with no known FDA-approved treatments.

•
Diseases to be targeted include cancer indications, neurodegenerative diseases as well as quality-of-life indications.
•
Indications that will be included in our clinical development are promoted by chronic inflammation, especially inflammaging.

Focus on an autoimmune indication for the initial indication for clinical development for our lead product candidate, HCW9302.

•
The Company received clearance of its IND from the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA-approved treatments.
•
The Company intends to include up to five clinical sites in this study. Negotiations with clinical sites are currently underway, and the Company estimates the lead site may open and initiate late in the second quarter of 2025 or early in the third quarter of 2025.

Once RP2D and safety is established in a successful Phase 1 study, expand to other carefully selected indications in Phase 2.

•
The Company will refine potential expanded indications for Phase 2 clinical studies during Phase 1, conducting further preclinical research with support from Phase 1 clinical data from ancillary studies as well as human data read-outs.
•
For HCW9302, we are focused on autoimmune diseases, including alopecia areata, and inflammatory conditions, such as other dermatological conditions, graft rejection, and neurodegenerative diseases.

Continue to build our relationships with leading clinical research centers.

•
We believe we can reduce risks related to low patient recruitment and enrollment by continuing to build our relationships with clinical sites who specialize in indications that are being studied in clinical trials.
•
We intend to work with the strongest principal investigators who have a passion for the underlying science and search for breakthrough therapeutics. These investigators tend to have gravitas at their institutions and the broader scientific and medical communities. We find they can often be advocates for HCW Biologics and our clinical studies.

Balance clinical development of our proprietary molecules between a few in-house development programs and licensing programs with larger biotech companies and big pharma for other molecules.

•
For in-house development, we will focus on HCW9302 and second-generation immune checkpoint inhibitors. After the completion of Phase 1 studies in China, the Company may also elect to exercise our Opt-In Right per the WY Biotech License Agreement, and add HCW11-006 to our in-house development programs for the Americas market.
•
We plan to begin actively seeking a partner for the development of the Company’s T-Cell Engager and other Immune Cell Engagers in Q2 2025.
•
We will continually assess candidates for clinical development for licensing. The Company has created over 50 compounds using the TRBC platform which it owns, many of which show bioactivity and potential for development for the treatment of diseases linked to inflammation and aging, such as cancer.

Our Programs

The Company created two novel drug discovery platforms, using two distinctly different scaffolds to anchor the composition of immunotherapeutic fusions. This results in the creation of molecules with different mechanisms of action, which opens up different pathways for treatment of diseases promoted by chronic inflammation.

Our Proprietary T-Cell Receptor β Chain Constant Region Drug Discovery and Development Platform

HCW Biologics invented the TRBC drug discovery and development platform, a second-generation drug discovery technology platform, to create immunotherapeutics that activate immune responses and specifically target cancerous or infected cells. The platform utilizes the TRBC protein as a scaffold to build multi-chain chimeric polypeptides, which include target-binding domains and affinity domains, enabling the targeting of specific antigens. We believe these polypeptides stimulate immune cells, modulating immune functions and signaling pathways.

Molecules created with the TRBC platform integrate multiple protein targets, such as cytokines, single-chain antibodies, and ligands, into a single fusion complex designed to engage immunostimulatory functions and modulate various signaling pathways. This flexible, adaptable platform has facilitated the development of a groundbreaking pipeline of internally developed product candidates.

This versatile scaffold enables the creation of multiple classes of immunotherapeutic compounds:

Class I:	Multi-Functional Immune Cell Stimulators – Multifunctional, cytokine-based immunotherapeutic compounds.
Class II:	Second-Generation Immune Checkpoint Inhibitors – Multifunctional immunotherapeutic fusions which improve the performance of immune checkpoint inhibitors.
Class III:	Multi-Specific Targeting Fusions and Enhanced Immune Cell Engagers – Constructs with immune-cell engagers targeting cell-surface antigens associated with diseased cells.

T-Cell Receptor β Chain Constant Region (“TRBC”) Drug Discovery and Development Platform

Our Proprietary Tissue factOr-Based fusIon Development Platform

Our proprietary TOBI™ development platform is a proprietary immunotherapeutic drug design and discovery platform which enables us to construct multi-domain cytokine-based immunotherapeutics using a Tissue-Factor (“TF”) scaffold. The domains of TOBI-based molecules are discrete and can be “turned on” and “turned off.” We have evaluated HCW9218, a TOBI-based molecule, in two Phase 1/1b clinical trials and have generated human data that shows that this molecule is capable of achieving the desired immune responses against solid tumors, including ovarian and pancreatic cancer. Based on other research, we believe that other TOBI-based molecules could activate the designed immune responses against other diseases or infected cells by blocking unwanted autoimmune or inflammatory activities.

Based on a TF scaffold that serves as the “backbone” for the construction of fusion molecules, the TOBI platform packs multiple protein targets, including cytokines, single-chain antibodies, and ligands, into a fusion molecule. These molecules are capable of engaging immunostimulatory functions and addressing many signaling pathways simultaneously. Some of these fusion protein complexes have ex vivo as well as in vivo applications. TOBI also provides a scalable approach for generating large-scale current Good Manufacturing Practice (“cGMP”)-grade heteromeric fusion protein complexes to support clinical applications.

The TOBI discovery platform was featured in an article authored by the Company and published in July 2021 in the peer-reviewed journal Cancer Immunology Research, “A ‘Prime and Expand’ Strategy Using the Multifunctional Fusion Proteins to Generate Memory-Like NK cells for Cell Therapy,” Shrestha N, et al., July 2024. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

For information about the bi-specific TOBI fusion, HCW9302, and its effects on Treg responses in an inflammatory disease, see Frontiers in Immunology, “A Novel Interleukin-2-Based Fusion Molecule, HCW9302, Differentially Promotes Regulatory T Cell Expansion to Treat Atherosclerosis in Mice,” Zhu, X., et al., January 2023. The reference to our paper does not constitute incorporation by reference of the information contained in the paper.

Autoimmune and Proinflammatory Diseases

HCW9302

HCW9302 is our leading clinical-stage drug candidate designed to address chronic inflammatory responses and associated tissue destruction typical of autoimmune disease. Thus, we selected an autoimmune disease as the gateway indication for the clinical development of HCW9302. HCW9302 is designed to activate and expand Treg cells, suppressing the persistently activated immune cells, inflammasome-bearing cells and their inflammatory factors. Preclinical studies show it has a 1,000-fold higher affinity for IL2Rα than IL-2, with a longer serum half-life. It is well tolerated, effectively expanding Treg cells without activating CD4+ effector T cells (“Teff” cells).

In a dose toxicity study in non-human primates, we established that HCW9302 induced Treg cell proliferation and accumulation at a dose level with no observed adverse events. For this study, HCW9302 was administered monthly via subcutaneous injection for six months. Findings from this IND-enabling study contributed to the development of the clinical strategies for HCW9302 in autoimmune disease indications.

Alopecia Areata

On January 28, 2025, the Company obtained clearance from the FDA to evaluate HCW9302 in a Phase 1 clinical trial in patients with alopecia areata (“alopecia”). In preclinical studies using an alopecia murine model, treatment with HCW9302 protected mice from disease, reducing pathogenic immune cell populations in the skin and skin-draining lymph nodes. HCW9302 treatment also led to a protective shift in Treg : Teff balance, with Treg cells dominating in the skin leading to suppression of unwanted autoimmune activity. These findings suggest HCW9302-induced Treg expansion can alter the course of alopecia areata and promote tolerance, warranting further studies in human patients.

Alopecia is characterized by hair loss in localized areas, the entire scalp, or, in some cases, the whole body. It occurs when the immune system mistakenly attacks hair follicles, leading to hair loss without causing permanent damage to the follicles. Patients often experience recurring episodes of hair loss throughout their lives. While not life threatening, alopecia areata can have a significant negative impact on patients’ quality of life and psychological health. Existing approved treatments may provide some relief of symptoms, but there are often dangerous side effects.

Alopecia is one of the most prevalent autoimmune diseases in the world, affecting approximately 1 in 1,000 people, with a lifetime incidence of 2% worldwide, or 160 million people. According to the National Alopecia Areata Foundation, about 7 million people in the United States have alopecia areata. The condition primarily affects individuals under the age of 30, occurring at similar rates in both males and females.

Many insurance plans may not fully cover alopecia areata treatments, leading to significant out-of-pocket expenses. More extensive hair loss usually requires more intensive treatment, leading to higher costs. Hair transplants are considered among the most expensive treatment options, with costs ranging from $7,400 to $25,000 depending on the procedure and the clinic. Patients report even higher costs due to the need for medications like Janus kinase (“JAK”) inhibitors which can reach upwards of $50,000 annually. JAK inhibitors have boxed warnings in their labeling due to an increased risk of serious heart-related events, cancer, blood clots, and death.

(See StatsPearls, National Library of Medicine of National Institutes of Health, National Alopecia Areata Foundation.)

Potential Phase 2 Expanded Indications

The goals of the Phase 1 clinical trial are to assess whether the safety profile is acceptable to conduct further studies and establish a RP2D that can increase Treg cells activity in patients participating in the study. If we achieve the Phase 1 study objectives, the Company plans to progress the clinical development of HCW9302 in patients with alopecia areata as well as other autoimmune diseases and inflammatory conditions, including other dermatologic diseases, organ transplant rejection and neurodegenerative diseases.

Organ Transplant Rejection

Through collaborative research, the Company has performed some preclinical research using HCW9302 in organ transplant rejection. According to the United Network for Organ Sharing, in 2023, there were a record-breaking 46,632 organ transplants performed in the United States. This includes both deceased and living donors. Graft rejection in organ transplantation refers to the phenomenon where the recipient's immune system identifies the transplanted organ as foreign tissue and attacks it, leading to damage and potential failure of the transplanted organ, essentially rejecting it from the body. This is a major complication following organ transplantation and occurs due to differences in the recipient's immune system compared to the donor's tissue antigens. Chronic transplant rejection may develop months or years after organ or tissue transplantation. This condition involves chronic inflammation and immune responses against the transplanted graft, leading to complications and symptoms that vary depending on the transplanted organ.

Neurodegenerative Diseases

The Company’s preclinical work in neurodegenerative diseases to date has focused on Alzheimer’s Disease. According to the Alzheimer’s Association, for the United States, health care and long-term care costs for people living with dementia are projected to reach $360 billion in 2024 and nearly $1 trillion in 2050.

Further statistics from the Alzheimer’s Association offer a partial explanation for these staggering costs. Again, these are statistics just for the United States.

•
An estimated 6.9 million Americans aged 65 and older are living with Alzheimer's in 2024. Seventy-three percent are age 75 or older.
•
Almost two-thirds of Americans with Alzheimer's are women.
•
About 1 in 9 people aged 65 and older (10.9%) has Alzheimer's.
•
Alzheimer's disease was the fifth-leading cause of death among people aged 65 and older in 2021.
•
By 2050, the number of Americans with Alzheimer’s is projected to rise to nearly 13 million.

Cancer Indications

Class II TRBC Molecules: Second-Generation Immune Checkpoint Inhibitor

The Company is currently conducting preclinical studies in relevant animal models to identify the strongest candidate in the group of TRBC Molecules classified as second-generation immune checkpoint inhibitors.

Several immune checkpoint inhibitors have been approved for the treatment of a limited number of cancer indications. While immune checkpoint inhibitors are considered a breakthrough therapy that has revolutionized the way cancer is treated, the response rates among patients remains stubbornly low in many of the most common cancer indications. There are several clinical studies underway for therapeutics to be used in combination with immune checkpoint inhibitors to broaden the number of indications and improve response rates. Our focused indications are pancreatic and ovarian cancer.

This market is dominated by a few companies, predominantly Merck & Co. and its product, Keytruda®. Leading immune checkpoint inhibitors face a patent cliff in the next few years. The opportunity presented by the patent expiry of approved immune checkpoint inhibitors lies in the potential for increased competition and availability of generic or biosimilar versions of these drugs which may result in a loss of market exclusivity and revenue as competition. It may also incentivize innovation and the development of new formulations, combinations, or delivery methods to maintain market share and competitive advantage.

Pancreatic Cancer

Pancreatic cancer, as one of most fatal malignancies, remains a critical issue in the global burden of disease. This cancer has the highest mortality rate of all major cancers. In the U.S., pancreatic cancer is currently the third leading cause of cancer-related death after lung and colon and expected to become the second leading cause of cancer-related death by 2030. In the U.S. alone, an estimated 66,440 Americans were diagnosed with pancreatic cancer and more than 51,750 died from the disease in 2024.

For all stages combined, the five-year relative survival rate is 13%. For the small percentage (15%) of people diagnosed with local disease, the five-year survival rate is only 44%. Survival is higher when pancreatic cancer is detected early. Early diagnoses is difficult because there are few signs or symptoms before it has spread outside of the pancreas.

China, the United States, and Japan had the highest number of pancreatic cancer cases in 2022. There were approximately 500,000 new cases and 470,000 deaths in 2022. The table below shows the new cases and the ASR/100,000. Age-standardized rates (“ASR”) are a summary measure of the rate of disease that a population would have if it had a standard age structure.

Country	New Cases of Pancreatic Cancer	ASR/100,000
World	510,992	4.7
China	118,672	4.4
United States	60,127	8.6
Japan	47,627	9.8

(See: World Journal of Gastronomy, American Cancer Society, National Cancer Institute, World Cancer Research Fund.)

Ovarian Cancer

Ovarian cancer is one of the leading causes of cancer deaths among women and the deadliest of gynecologic cancers. Although risk of developing and dying from ovarian cancer is almost twice as high in developed countries, the actual burden (number of cases) is much higher in less developed countries due to population sizes. For example, China has the largest number of diagnoses per year (34,575), followed by India (26,934), then the United States. In the United States, ovarian cancer accounts for 2.5% of cancers in women. In the United States, while ovarian cancer is the 11th most common cancer among women, it is the fifth leading cause of cancer-related death among women. Worldwide, ovarian cancer is the seventh most common cancer in women. It is estimated that by 2035, the incidence of ovarian cancer will increase by 55% to 371,000 worldwide, and deaths will increase by 67% to 254,000 worldwide.

Treatment for ovarian cancer usually involves a combination of surgery and chemotherapy. This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are aged 63 years or older. The most important risk factor for ovarian cancer other than age is a family history of breast or ovarian cancer. This includes those with inherited gene changes like BRCA1, BRCA2, and Lynch syndrome.

Ovarian cancer survival rates vary widely. The latest five-year survival rates largely fall between 30% and 50% and in general have begun to improve over the last 20 years. In the United States, the relative five-year survival rate for ovarian cancer is 50.8%. Overall, survival rates fall well below that of other cancers.

(See: World Ovarian Cancer Coalition, American Cancer Society and Center for Disease Control and Prevention.)

Class I TRBC Molecules: Multi-Functional Immune Cell Stimulators

Class I TRBC Molecules combine several different immune functional domains on the TRBC scaffold. The Company has conducted preclinical studies that demonstrate that this multi-functional group of molecules is highly effective at inducing CD8+ T cell and NK cell responses without triggering unwanted side effects in human immune cells animal models. HCW11-006 also exhibits anti-tumor efficacy in relevant solid tumor animal models.

In addition to HCW11-006, the Company is investigating various structures with different combinations of cytokines in our quest to identify lead product candidate(s) in this group of molecules. We anticipate the completion of our efficacy assessment in mice and safety profiling in a small study in non-human primates before the end of 2025. Results of these studies are expected to show the optimal construction for lead product candidates.

Example of Class I TRBC Molecule

Second-Generation Multi-Functional Immune Cell Stimulator

HCW 11-002

HCW11-002 is a Class I TRBC molecule that contains the same immune moieties as HCW9218, and it has demonstrated its promising capabilities in stimulating immune cells in preclinical studies. Based on this potential, the Company is considering accelerating the development of HCW11-002 for senescence-associated indications.

Senescence-Associated Diseases

The Class I TRBC Molecules have potential for the treatment of senescence-associated indications, such as bronchopulmonary dysplasia (“BPD”), chronic deep wrinkles and senile lentigo (age spots) removal. BPD is a form of chronic lung disease that causes long-term breathing problems in premature babies. The condition often results in poor growth and development. An estimated 10,000 to 15,000 babies in the United States develop BPD each year. There is no known cure for BPD, which involves high morality and morbidities.

Aesthetics treatments represent a large and growing market due to the aging population. For example, the global botulinum toxin market was valued at $6.4 billion (USD) in 2022 and growing at a CAGR of 11.50% from 2022 to 2030. The market is expected to reach $15.2 billion (USD) by 2030. (See: Global Growth Report, Fortune Business Insights.)

Class III TRBC Molecules: Immune Cell Engagers

Class III TRBC Molecules are second-generation immune-cell engagers capable of targeting tissue factor and other cell-surface antigens associated with diseased cells. Class III TRBC Molecules are part of a new class of therapeutic treatments based on the development of immune-cell engagers. Among these are T-cell targeted molecules — antibodies engineered to redirect T cells to recognize and kill cancer cells — that are being developed to treat cancer and tackle issues that could potentially lead to treatment that is more effective and safer for cancer patients.

Recent deal activity indicates that the pharmaceutical industry and the biotech industry have recognized the benefits of Enhanced Immune Cell Engagers, in particular T-Cell Engagers. Recent notable deals in the immune cell engager space include AbbVie partnering with Xilio Therapeutics to develop antibody-based immunotherapies, with AbbVie paying a significant upfront payment of $52 million; Candid Therapeutics making multiple collaborations to discover and develop new T-cell engagers, including a deal with Nona Bioscience (“Nona”) where Nona could potentially receive up to $320 million in milestone payments; and GSK acquiring CMG1A46, a clinical-stage dual CD19 and CD20-targeted T-cell engager from Chimagen for $300 million upfront.

Even though immune-cell engagers have great potential, there are major challenges in the clinical development. The complexity and scale of the GLP preclinical and clinical studies required for the development of Class III Molecules is more appropriate for well-capitalized pharmaceutical companies or a larger biotech company. Companies that undertake this challenge must deal with managing potential severe toxicities, among other obstacles. Further complications arise from potential off-target effects and patient selection for optimal treatment outcomes.

In light of recent transactions coupled with the challenges of clinical development, we plan to take advantage of industry interest in this breakthrough drug strategy. We intend to develop these molecules through corporate partnering and out-licensing arrangements.

Out-License Programs

We have created over 50 immunotherapeutic molecules with our proprietary drug discovery and development platforms. We use out-licensing as a strategy for financing as well as clinical development of selected programs, molecules or markets. We expect out-licensing to provide non-dilutive financing to bolster resources available to fund our core markets and programs and possibly commercialize molecules, with the hope that our licensees achieve success through our licenses.

Wugen Inc.

We established our first out-license arrangement in December 2020, when the Company entered into the Wugen License, an exclusive worldwide license agreement with Wugen for rights to develop cell therapy-based treatments using two of our internally-developed fusion protein molecules and improvements thereto, including clinical-stage and preclinical stage fusion molecules, HCW9201 and HCW9206, respectively. We believe these molecules are capable of generating highly activated cells in a short time frame and large-scale NK cell expansion without relying on feeder cells. Wugen has exercised its right to sublicense their rights for Greater China. As licensor, we have limited information rights to clinical data which we are required to treat as nonpublic confidential information. As licensee, Wugen, a private company, determines when and if clinical data read-outs are disclosed to the public.

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

WY Biotech Co., Ltd.

On November 17, 2024, HCW Biologics entered into an exclusive, worldwide License, Research, and Co-Development Agreement (the “WY Biotech License Agreement”) with WY Biotech Co., Ltd. (the “WY Biotech”) for in vivo applications of one of the Company’s preclinical, proprietary molecules, HCW11-006. Upon the completion of a Phase 1 clinical trial in any jurisdiction, the Company has an “Opt-In Right,” which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the Opt-In Territory. The “Opt-In Territory” is North America, South America, and Central America. Upon the completion of the exercise of the Opt-In Right, the Company would be responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the licensed molecule in the Opt-In Territory.

As reported in the Company’s Form 8-K filed with the SEC on March 19, 2025, on March 18, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement. The Company has now completed extensive preclinical studies that further support our belief in the potential for HCW11-006 for both an in vivo and ex vivo therapy. The in vivo therapy is licensed by WY Biotech, however, the Company retained all rights to the ex vivo therapy and applications as a reagent in cell-based therapy treatments, including cell-based therapies, such as CAR-T therapies. The Company considers WY Biotech License provisions for the Opt-In Right to take over the development of HCW11-006 for the Americas markets to be an important feature of the WY Biotech License. We believe our right to recapture this market is a potentially high value opportunity. Further, we will be able to base our decision to opt-in on the human-data read-out from a Phase 1 clinical trial, which will mitigate our development risks and provide valuable clinical information about the potential for the indications we will use for Phase 2 clinical studies.

Manufacturing

For TOBI Molecules, we have established internally developed large scale manufacturing processes for producing these fusion molecules from Chinese hamster ovary (“CHO”) cells in a cGMP-compliant setting.

We have a long-standing relationship with a contract manufacturing organization, EirGenix, Inc. (“EirGenix”), a third-party global contract development and cGMP manufacturer of biologics, for the manufacture of our internally-developed molecules. By the end of 2019, we successfully launched cGMP production with manufacturing runs of clinical grade materials adequate for support of our clinical trials. As of December 31, 2024, we have successfully completed cGMP production of five of our molecules (HCW9101, HCW9201, HCW9206, HCW9218, and HCW9302). The production campaigns include the sufficient quantities of clinical grade materials required to complete the Phase 1 / 2 clinical trials we have planned during 2025 and 2026 for HCW9302.

We currently rely on EirGenix and other third-party manufacturers for the cGMP production of sufficient quantities of our drug product candidates for our clinical trials. Our management team and other internal personnel have extensive cGMP manufacturing experience which allows for seamless technology transfer of our proprietary manufacturing methods, as well as the ability to manage the manufacturing and development processes conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions as well as routine quality audits. However, we currently obtain our products from these manufacturers on a per project basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential alternative contract manufacturers available to us on commercially reasonable terms to meet our future production requirements, although we may incur some delay and cost in qualifying and re-establishing the manufacturing processes at an alternative facility. We endeavor to mitigate this risk by maintaining an inventory of clinical material that is adequate to complete the clinical trials we expect to initiate in the next 12 months.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida that is intended to serve as our new headquarters. After refitting this building, we expect to have the capabilities for cGMP clinical drug manufacturing, storage, distribution, and quality testing. We expect to relocate to this building and complete validation of the facility in the first half of 2026. We have the flexibility to complete the buildout of the manufacturing facility on a longer schedule, should we choose to delay completion. In the meantime, we will continue to manufacture clinical-grade material with third-party manufacturers. Our staff has expertise in building and running cGMP manufacturing facilities for immunotherapeutics. In addition, our manufacturing process is wholly-owned and developed by us, so we do not expect to be reliant on a third-party for manufacturing expertise or processes.

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

Internally-Developed Intellectual Property

TOBI Platform and TOBI-Based Molecules

As of December 31, 2024, the United States Patent and Trademark Office (the “USPTO”) has granted ten patents, including fundamental patents that protect the underlying technology for our two lead product candidates, HCW9218 and HCW9302, as well as patents that protect the underlying technology and use of the molecule HCW9206, which is licensed to Wugen, conveying rights to develop cell-based therapies for cancer. In respect of Wugen, we retain all other rights to HCW9206, including manufacturing rights. As part of a confidential Settlement Agreement with ImmunityBio, Inc. in 2024, the Company assigned certain patents and patent applications to ImmunityBio, Inc., yet the Company retained a world-wide exclusive license in respect of the use of TOBI molecules outside of oncology indications. Licensed patents that protect the underlying technology for proprietary molecules include:

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

As of December 31, 2024, in addition to a license to ten issued U.S. patents, we have a license to four issued Japanese patents, two issued Australian patents, one issued Singaporean patent, one issued Taiwanese patent, and 124 pending patent applications worldwide, including 20 pending U.S. utility patent applications, one pending provisional U.S. patent application, three pending Patent Cooperation Treaty (“PCT”) applications, nine Hong Kong applications, and 91 total pending non-U.S. national phase patent applications and Taiwanese patent applications. HCW Biologics owns 13 pending patent applications worldwide including one pending U.S. utility patent application, two pending provisional U.S. patent applications, one Hong Kong application, and nine total pending non-U.S. national phase patent applications and Taiwanese patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including: our internally-developed platform, specific chimeric polypeptides developed using our platform, methods of using the chimeric polypeptides both in vivo and in cellular therapy to treat various conditions, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used in combination with our products in the development of novel products or methods of use. We seek protection, in part, through confidentiality and proprietary information agreements.

Our intellectual property portfolio is continually evolving during prosecution of our applications. We own or license multiple families of patent applications that are directed to our TOBI platform technology and our single-chain and multi-chain chimeric polypeptides and methods of use of these polypeptides alone and in combination.

Single-Chain Chimeric Polypeptides Licensed Patent Family

This family includes licensed patents and patent applications with claims directed to compositions of various single-chain chimeric polypeptides created using the TOBI platform. These licensed applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our single-chain chimeric polypeptides. As of December 31, 2024, this family, which includes HCW9302, includes U.S. Patent Nos. 11,401,324, 11,987,619, and 12,018,071, one pending U.S. utility patent application, one issued Japanese patent, and 13 pending patent applications filed in Europe, Australia, Canada, Israel, New Zealand, Japan, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

Multi-Chain Chimeric Polypeptides Licensed Patent Family

This family includes licensed patents and patent applications with claims directed to compositions of various multi-chain chimeric polypeptides created using the TOBI platform. These licensed applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our multi-chain chimeric polypeptides. As of December 31, 2024, this family, which includes claims encompassing HCW9218, HCW9201, HCW9206, HCW9228, HCW9207, and HCW9212, includes U.S. Patent Nos. 11,518,792 and 11,884,712, six pending U.S. utility patent applications, one issued Japanese patent, one issued Australian patent, one issued Singaporean patent, one issued Taiwanese patent, and 12 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

With respect to HCW9218, as of December 31, 2024, the composition is claimed in U.S. Patent No. 11,518,792, four patents issued in Australia, Singapore, Japan and Taiwan, and eight pending patent applications filed in Europe, Canada, Israel, Japan, New Zealand, South Korea, China, and Hong Kong.

With respect to HCW9201, December 31, 2024, the composition is claimed in one allowed U.S. utility patent application, one issued Singaporean patent, one issued Japanese patent and ten pending patent applications filed in Europe, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed chimeric polypeptides in manufacturing certain cellular therapy products.

With respect to HCW9206, December 31, 2024, the composition is claimed in U.S. Patent No. 11,884,712 , one issued Singaporean patent, one issued Japanese patent and 11 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, New Zealand, South Korea, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed polypeptides in manufacturing certain cellular therapy products.

Methods of Culturing and Methods of Expansion and Proliferation

These two families include licensed patents and patent applications with claims directed to methods of promoting the activation and proliferation of NK cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2024, these two families, which include methods of using HCW9201 and HCW9206, include U.S. Patent No. 11,730,762, U.S. Patent No. 11,738,052, two pending U.S. utility patent applications, one issued Australian patent, one issued Japanese patent, and 16 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, South Korea, Singapore, Hong Kong and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these two families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these two families is 2040. Wugen has obtained an exclusive license to these two patent families limited to use in manufacturing certain cellular therapy products.

Treating Age Related Disorders

These four families include licensed patent and patent applications with claims directed to methods of killing or reducing the number of senescent cells in a subject using our single-chain or multi-chain chimeric polypeptides. As of December 2024, these four families, which include methods of using HCW9218, HCW9228 and HCW9302, include U.S. Patent Nos. 11,672,826, 12,024,545, and 12,115,191, four pending U.S. utility patent applications, one issued Japanese patent, and 33 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, Hong Kong, South Korea, New Zealand, Singapore, and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these three families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these families is 2041. The earliest predicted expiration date of any patent issuing from a patent application in the third of these families is 2040. The earliest predicted expiration date of any patent issuing from a patent application in the fourth of these families is 2042.

Methods of Activating Regulatory T Cells

This family includes patent applications with claims directed to methods of promoting the activation and proliferation of Regulatory T cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2024, this family, which includes methods of using HCW9213 and HCW9302, includes one pending U.S. utility patent application and 10 pending patent applications filed in Australia, New Zealand, Singapore, Israel, Europe, Canada, Japan, China, Hong Kong, and South Korea. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

Antibodies

This family includes patent applications with claims directed to anti-CD26 scFv antibodies. As of December 2024, this family, which includes composition claims for HCW9106, includes one pending U.S. utility patent application and six pending patent applications filed in Australia, Canada, Europe, China, Hong Kong, and Japan. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

The various methods of use of our chimeric polypeptides covered in our portfolio include: ex vivo cellular therapy use; in vivo or injectable use; methods of inducing differentiation of an immune cell into a memory or memory-like immune cell (in vitro or in vivo); methods of stimulating an immune cell (in vitro or in vivo); and methods of inducing or increasing proliferation of an immune cell (in vitro or in vivo). Indications covered in the portfolio broadly include cancers, including solid tumors and hematological cancers; age-related diseases; and infectious diseases. We are also pursuing innovative combinations of use with our chimeric polypeptides and antibodies, which include both known and internally-developed antibodies. Patents that may issue from these HCW Biologics Inc. owned or licensed applications are generally expected to expire between the years 2039 to 2041, subject to possible patent term adjustment and/or extension.

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

New Chimeric Polypeptide Platform

As of December 31, 2024, HCW Biologics has filed two provisional patent applications related to a new chimeric polypeptide platform. The new chimeric polypeptide platform will be useful in the generation of polypeptides with therapeutic potential (e.g., useful in the field of inflammaging).

Trademarks

We have two registered U.S. trademarks and two pending U.S. trademark applications for our corporate name and corporate logo. We have an International Registration for the mark HCW BIOLOGICS for pharmaceutical research and development services, among other related services, in Class 42 and four national trademark applications pending therefrom with two registrations issued in the European Union and Japan. In the future, we intend to file applications for trademark registrations in connection with our Company, our product candidates, and other technologies in various jurisdictions, including the United States as the products are further developed.

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

Contracts and Agreements

Wugen Exclusive Worldwide License Agreement

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

As consideration for the Wugen License, HCWB received shares of Wugen’s common stock, which was equivalent to a 5.6% ownership interest in Wugen as of December 31, 2024. We may receive additional payments in the future, based upon the occurrence of certain development milestones. We will be eligible to receive additional payments for commercialization milestones as well as single-digit royalties for commercial sales once product sales commence.

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

WY Biotech Exclusive Worldwide License Agreement

On November 17, 2024, HCW Biologics entered into an exclusive, worldwide License, Research, and Co-Development Agreement (the “WY Biotech License Agreement”) with WY Biotech Co., Ltd. (the “WY Biotech”) for one of the Company’s preclinical, proprietary molecules.

As reported in the Company’s Form 8-K filed with the SEC on March 19, 2025, on March 18, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement. The Company has now completed extensive preclinical studies that further support our belief in the potential for HCW11-006 for both an in vivo and ex vivo therapy. The in vivo therapy is licensed by WY Biotech, however, the Company retained all rights to the ex vivo therapy and applications as a reagent in cell-based therapy treatments, including cell-based therapies, such as CAR-T therapies. The Company considers WY Biotech License Agreement provisions for the Opt-In Right to take over the development of HCW11-006 for the Americas markets to be an important feature of the WY Biotech License. We believe our right to recapture this market is a potentially high value opportunity. Further, we will be able to base our decision to opt-in on the human-data read-out from a Phase 1 clinical trial, which will mitigate our development risks and provide valuable clinical information about the potential for the indications we will use for Phase 2 clinical studies.

Upon the completion of a Phase 1 clinical trial in any jurisdiction, the Company has an “Opt-In Right,” which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of the molecule licensed to WY Biotech in the Opt-In Territory. The “Opt-In Territory” is North America, South America, and Central America. Upon the completion of the exercise of the Opt-In Right, the Company will be responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the licensed molecule in the Opt-In Territory.

WY Biotech will pay the Company milestone payments as the licensed molecule advances through clinical trials and the first marketing approval is granted for the first territory in which the WY Biotech retains exclusive rights. Upon commercialization, the Company will receive double-digit royalties on a product-by-product basis in each jurisdiction in which the WY Biotech retains exclusive rights, subject to adjustment in the event the Company exercises the Opt-In Right. In addition, the Company will share a substantial portion of the net proceeds from any future transactions entered into by the WY Biotech, involving an exclusive license for the licensed molecule, an assignment of the WY Biotech License Agreement or the sale of the WY Biotech’s business that would permit the buyer to assume exclusive rights under the WY Biotech License Agreement, excluding transactions in the Greater China market. The Company and WY Biotech have expressed their intent to work cooperatively with respect to the licensed molecule in the development stage, with a global focus for clinical development and partnering. The WY Biotech License Agreement contains various representations, warranties, affirmative and negative covenants, events of default and related remedies as well as other customary provisions.

Contract Research Agreements

We have certain contract research agreements with contractors that were entered during the two years ended December 31, 2024 for the (i) hybridoma development, (ii) cell line improvement for higher manufacturing productivity, and (iii) research to support pre-clinical studies. In respect of the hybridoma development and cell line improvement agreements, we own all rights to the resulting intellectual property, including the antibodies, sequences, and data. To date, we have received several sequences and hybridomas from the contractors. For certain contractors, we are obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however, no additional future development or financial obligations are due under these contract research agreements. For certain research collaborations agreements, the resulting research intellectual property may be jointly owned or ownership may be based upon inventorship. In those circumstances, the Company has obtained the exclusive option to an exclusive license for the research intellectual property

Competition

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

Although we believe our novel approaches are different from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete (or be combined) with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to the products and competitors discussed below.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop cancer therapies. There are many other companies that have commercialized or are developing cancer therapies, including large pharmaceutical and biotechnology companies, such as Amgen, AstraZeneca/MedImmune, Bristol Myers Squibb Company, Merck & Co., Novartis Pharmaceuticals, Pfizer, and Genentech, a member of The Roche Group. We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T-cell engagers), adoptive cellular therapies (e.g., CAR-Ts), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxins, and targeted cancer vaccines.

Aging-related diseases are becoming a major focus in biopharma, as researchers and companies work to develop treatments for conditions like Alzheimer's. Biotech innovators like Altos Labs and Unity Biotechnology are at the forefront, exploring ways to target aging itself by removing senescent cells and modifying metabolic pathways. In oncology, there's growing interest in using senescence removal to improve the effectiveness of cancer treatments. Big names in pharma like Pfizer, Johnson & Johnson, and Roche are investing heavily in aging research, seeing not only its potential for regenerative therapies but also its enormous market potential. As the global population ages, this field is rapidly advancing and becoming a critical area of growth in healthcare.

With respect to our other lead product candidate, HCW9302, there is a growing momentum behind modulating Treg cells as a potential treatment for autoimmune diseases. We are not aware of other competing clinical-stage companies with a first-in-class immunotherapeutic compound for deactivation of persistently activated immune cells, inflammasomes and reduction of inflammatory cytokines they release through the activation of Treg cells.

Autoimmune diseases, including alopecia areata, atopic dermatitis, and neurodegenerative disorders, are gaining increasing attention in biopharma. We are initiating clinical development in this area using HCW9302, which recently received IND clearance from FDA for a Phase 1 clinical study for alopecia areata. We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of Treg cells, including Amgen, Coya Therapeutics, Nektar Therapeutics, Genentech, a member of The Roche Group, Merck & Co., Bristol Myers Squibb Company, and Celgene, a subsidiary of Bristol Myers Squibb Company. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Moderna, and Xencor. We are also aware of other companies with PD-1 or CTLA-4 agonist programs for the treatment of autoimmune diseases and transplant, including Coya Therapeutics, AnaptysBio, Celgene, a subsidiary of Bristol Myers Squibb Company, and Eli Lilly & Company. Additionally, preclinical studies are underway to explore HCW9302’s potential in targeting neurodegenerative diseases. Collaborations are ongoing with various institutions to better understand the biology of HCW9302 in both transplant models and alopecia. Several small and large pharmaceutical companies are currently working on low-dose IL-2 treatments for autoimmune diseases. Moreover, numerous mid- to large-sized biotech companies are seeking partnership opportunities to further explore the potential of HCW9302 in autoimmune diseases. HCW9302 is suitable for both in vivo subcutaneous injection strategies and Treg cell therapy. In addition to alopecia areata, future plans include testing this molecule in transplant models, expanding its potential therapeutic applications.

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

We have a novel approach to the treatment of senescence-associated diseases. Bronchopulmonary dysplasia (“BPD”) presents unmet needs, particularly in addressing long-term lung damage and inflammation in premature infants. With growing pharma competition, treatments targeting senescent cell removal from the lungs are emerging as a promising approach to improve lung function and reduce BPD-related complications.

Several immune checkpoint inhibitors have been approved for the treatment of a limited number of cancer indications. There are several clinical studies underway for therapeutics to be used in combination with immune checkpoint inhibitors to broaden the number of indications and improve response rates. This market is dominated by a few companies, predominantly Merck & Co. and its product, Keytruda®. Recently, several pharmaceutical companies have been licensing various versions of PD-1 from Greater China and other small biotech firms, further reflecting the growing interest in innovative immune-modulating therapies. The opportunity presented by the patent expiry of approved immune checkpoint inhibitors lies in the potential for increased competition and availability of generic or biosimilar versions of these drugs which may result in a loss of market exclusivity and revenue as competition. It may also incentivize innovation and the development of new formulations, combinations, or delivery methods to maintain market share and competitive advantage. The following list summarizes key immune checkpoint inhibitors along the companies that own these drugs and their patent expiration dates:

Product	Associated Company	Key Patent Expiration Date
Pembrolizumab (Keytruda®)	Merck & Co	2028
Nivolumab (Opdivo)	Bristol Myers Squibb	2028
Atezolizumab (Tecentriq)	Genentech (Roche)	2024
Durvalumab (Imfinzi)	AstraZeneca	2034
Cemiplimab (Libtayo)	Regeneron Pharmaceuticals and Sanofi	2035
Avelumab (Bavencio)	Merck KGaA and Pfizer	2024

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

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the biologic. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence. Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

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

The Food and Drug Omnibus Reform Act (“FDORA”) was enacted, which includes provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilars are licensed based on the FDA’s findings of safety, purity and potency for a previously-FDA-licensed product called a reference product. There must be no differences in route of administration, dosage form, and strength, and there must be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency in at least one or more conditions of use for which the reference product is approved. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of U.S. Department of Health and Human Services (“HHS”) waives a required element. A biosimilar product may also meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider if the sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which are still being evaluated by the FDA.

A reference product is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product, and during that 12 years of data exclusivity, no application for a biosimilar relying on the reference product can be submitted for four years. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar is approved if a patent lawsuit is ongoing within the 42-month period.

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

United States Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2024, we had 36 full-time employees, 26 of whom were engaged in research, clinical development, manufacturing, and quality control activities, and 10 of whom were engaged in administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, while you should carefully consider the following risks, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes thereto, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties we could face.

Summary of Key Risk Factors

•
We have incurred significant financial losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
•
There is substantial doubt regarding our ability to continue as a going concern based on our cash and cash equivalents as of December 31, 2024. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
The Company implemented remediation of material weaknesses identified in previous reporting periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.
•
We and our Chief Executive Officer were involved in legal proceedings with Altor BioScience, LLC and NantCell (collectively, “Altor/NantCell”). In July 2024, the parties entered a Settlement Agreement which removed some of the uncertainties as to the outcome and cost of these proceedings. However, the Company has significant obligations that remain as a result of legal fees incurred but not paid for the defense of the Company as well as our Chief Executive Officer. If we cannot negotiate acceptable payment plans to satisfy these obligations, an adverse result could have a negative material impact on our business and operations.

•
As a result of the Settlement Agreement, the Company is unable to progress into Phase 2 clinical trials for HW9218, our lead product candidate for cancer indications. The Company is prepared to progress HCW9218 in Phase 2 clinical trials for non-oncology indications, however, we must secure supply of clinical materials to do so. As a condition of the Settlement Agreement, the Company transferred the master cell line for HCW9218 to ImmunityBio, who in turn agreed to enter a supply agreement with the Company by January 2025. As of the date of issuance of the Annual Report, there is no supply agreement in place. As a result the delay in securing supply, there is no assurance that the Company will be able to continue the clinical development of HCW9218 in non-oncology indications.
•
The Company has been out of compliance with three applicable rules with respect to its continued listing on The Nasdaq Stock Market, namely, Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) and Nasdaq Listing Rule 5450(b)(2&3)(C) (the “MVPHS Rule”). As a result, the Listing Staff of The Nasdaq Stock Market LLC (“Nasdaq”) delivered notices of its determination that the Company’s Common Stock was subject to delisting from the Nasdaq Global Market tier of Nasdaq. Nasdaq granted the Company a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination of the Nasdaq Listing Staff, which hearing was held on February 13, 2025, at which we presented our plan to regain compliance with all listing requirements. On March 3, 2025, the Panel granted our request to continue our listing on Nasdaq, subject to our demonstrating compliance with the Bid Price Rule on or before April 28, 2025 and our demonstrating compliance with all other Nasdaq Listing Rules on or before June 15, 2025. While the Company is exercising diligent efforts to maintain the listing of our Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable Nasdaq Listing Rules. If the Company’s Common Stock were to be delisted from Nasdaq, it could have a material adverse effect on us and our stockholders.
•
Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates or any future product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

Since our inception, we have devoted most of our financial resources and all of our efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. In addition, the Company and Dr. Wong, our Founder and Chief Executive Officer, were parties in an extended Arbitration, which was ongoing for over a year, during which time the Company incurred legal fees of nearly $28.4 million for its own defense and the defense of Dr. Wong. For the years ended December 31, 2023 and 2024, we reported a net loss of $25.0 million and $30.3 million, respectively. These losses are inclusive of reserve for credit losses and other expenses of $5.3 million and $1.3 million for the years ended December 31, 2023 and 2024, respectively. As of December 31, 2024, we had $4.7 million in cash and cash equivalents, in the balance sheet of our audited financial statements included elsewhere in this Annual Report. From inception to December 31, 2024, we incurred cumulative net losses of $98.1 million. To date, we have financed our operations primarily through the sale of our redeemable preferred stock (all of which converted to common stock upon the effective date of our initial public offering, or IPO); payments received under our Wugen License for certain rights to two of our internally-developed molecules; proceeds from our IPO; a first lien mortgage of $6.5 million; proceeds from a Paycheck Protection Program (“PPP”) loan obtained through the Coronavirus Aid, Relief and Economic Security Act (which was forgiven); issuance of senior secured notes; and sale of common stock and warrants in private placements and direct registered offerings. Based on our current operating plans, we believe that our cash and cash equivalents as of December 31, 2024 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report.

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

There is substantial doubt regarding our ability to continue as a going concern based only on the cash and cash equivalents as of December 31, 2024. We continuously evaluate whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued. When substantial doubt exists based on this analysis, management evaluates whether the mitigating effect of our plans to raise capital or reduce costs sufficiently alleviates substantial doubt about our ability to continue as a going concern.

We are at the clinical development stage of our Company with no commercial revenues from the products we are developing, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2024, we had cash and cash equivalents of $4.7 million and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the current economic environment may be challenging, and such financing may not be available in sufficient amounts or on acceptable terms, if at all. The terms of any financing may harm existing stockholders. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing stockholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

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

Two of the material weaknesses were identified and reported in the Annual Report on Form 10-K for the year ended December 31, 2023. As the Company reported in a Current Report on Form 8-K filed with the SEC on May 1, 2024, we were a victim of a criminal scheme involving the impersonation of a purchaser of Secured Notes. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party and a default on a legally binding commitment to purchase Secured Notes. As a result of the default and the related misdirection of funds, management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Based on this assessment, management identified material weaknesses in two areas, including the methods used to review, evaluate and accept financing proposals from investors and lenders and the process used to enter unusual significant transactions. As a result of the material weakness to protect the Company’s assets from fraud committed by third parties, there was a $1.3 million loss recognized on the Company’s audited financial statements.

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

The second material weakness identified as of September 30, 2024 related to accounting for complex transactions. This involved appropriately accounting for the Secured Notes and disclosing the amended terms that were executed during the third quarter of 2024. The Secured Notes were deemed to be a hybrid instrument, consisting of a debt host with embedded derivatives requiring bifurcation and accounting for separately. Prior to correcting the initial accounting treatment for the Secured Notes, as amended, the Company neglected to identify and account for the embedded derivatives. In addition, the disclosures for the Secured Notes would not have identified the embedded derivatives. The aggregation of these factors could have resulted in a material misstatement in the Company’s financial statements. For the reporting period ended September 30, 2024 and December 31, 2024, there was no impact to the financial statements related to correcting the accounting treatment for embedded derivatives. Another amended term for the Secured Notes is a fixed bonus payment that holders will receive if the Secured Notes are repaid on the Maturity Date. The Company determined that the fixed bonus payment should be accreted to the principal owed to holders over the term. As of and for the three and nine months ended September 30, 2024, the Company did not accrete the fixed bonus payment. Accretion during the reporting period ended September 30, 2024 did not materially misstate the amount owed to the holders. Accretion was reported in the year ended December 31, 2024 and reported within Depreciation expense. If the Company did not correct the accounting treatment for the accretion of the fixed bonus payment at maturity, we would understate our obligations. Over the term, this could have resulted in a material misstatement in the Company’s financial statements.

In the year ended December 31, 2024, the Company implemented various steps to remediated these material weaknesses. In the second quarter of 2024, a remediation plan was adopted to strengthen controls and procedures used by the Company to review and accept financial proposals, particularly where there are upfront payments and other forms of payments made by the Company to third parties. These efforts include development of a process for assessment and communication, as well as involvement of additional key stakeholders, such as members of our Board of Directors. In the fourth quarter of 2024, the Company enhanced its controls to evaluate triggering events in debt and other financial instruments, to ensure the appropriate classification of obligations as current or noncurrent in the correct period. In addition, the Company strengthened controls to ensure timeliness in the determination of proper accounting and reporting for complex transactions by engaging consultants with technical accounting expertise to support the Company in our accounting analysis and conclusions for complex transactions. Also, the fourth quarter of 2024, the Company engaged advisors to support and assist in the review and augmentation of design and effectiveness of controls over financial reporting.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level. However, we cannot assure you that any such actions we have or will take will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2024, we held $4.7 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report. We expect our expenses to increase in connections with our ongoing clinical development activities, particularly as we continue to initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to:

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

On March 3, 2025, the Nasdaq Hearings Panel accepted our plan to regain compliance with all applicable continued listing rules of The Nasdaq Stock Market LLC (“Nasdaq”). There can be no assurance that the Company will be able to comply within the period of time granted by the Panel. If the Company does not execute our compliance plan or is delayed in doing so, the result could be the delisting of our Common Stock from Nasdaq.

On March 3, 2025, the Company was granted an extension through April 28, 2025, to comply with the Bid Price Rule and through June 15, 2025 to comply with all Exchange Listing Rules by the Nasdaq Hearings Panel (the “Panel”). The Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review this Decision, it may affirm, modify, reverse, dismiss or remand the decision to the Panel. The Company will be immediately notified in the event the Listing Council determines that this matter will be called for review.

As previously disclosed, the Company is currently out of compliance because the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(3)(A) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was provided a compliance period of 180 calendar days in which to regain compliance with the MVLS continued listing requirement, or until December 16, 2024 (the “Compliance Date”). The Company did not regain compliance with the MVLS Rule by the given deadline and, accordingly, the Listing Qualifications Staff (“Staff”) notified the Company that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Panel (which we did). Additionally, on August 12, 2024, the Company received written notices from the Staff of Nasdaq which notified the Company that, for the 30 consecutive business days ended August 6, 2024, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Also on August 12, 2024, the Company received written notification from the Staff that for the 30 consecutive business days ended August 8, 2024, the Company’s market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”). The Company was granted a compliance period of 180 calendar days from the date of the notice (“Compliance Period”) for these delinquencies, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) for the Bid Price Rule and Nasdaq Listing Rule 5450(b)(2)C) for the MVPHS Rule. The Company did not regain compliance with the Bid Price Rule by February 3, 2025 or the MVPHS Rule by February 4, 2025. Accordingly, by letter dated February 5, 2025, the Staff notified the

Company that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing. The Company timely requested and received a hearing at which time it outlined its compliance plan before the Panel. The Panel accepted our compliance plan and granted us the above-referenced extensions.

During the extension periods, the Company intends to implement its compliance plan and continue to actively monitor MVLS, the Bid Price and MVPHS while it considers all options available to it and to take other action, if necessary and as deemed appropriate by the Company’s Board, to remedy the deficiency, including potentially effecting a reverse stock split, entering into a $20.0 million equity life of credit and converting at least $6.6 million in senior secured notes to equity. On February 21, 2025, the Company filed its Definitive Proxy for a Special Meeting to obtain the requisite stockholder approvals to ensure it has the ability to take the certain of the actions that are part of its compliance plan. There can be no assurance that the Company will be able to comply within the period of time granted by the Panel.

The Company’s balance sheet has liabilities that will require payment, and use of funds for this purpose will make less funding available for operations and clinical development.

Included in the Company’s balance sheet in the accompanying audited financial statements are $17.8 million of obligations included in accounts payable that represent amounts past due. These include $13.5 million due for legal fees incurred as a result of mounting a defense for the Company and our Chief Executive Officer in a long-running arbitration proceeding that was settled on July 13, 2024. After year end, we received a $2.0 million insurance payment which was used to offset obligations for legal fees for our Chief Executive Officer. Also included in outstanding obligations is $4.3 million of obligations included in accounts payable for amounts owed for construction of a manufacturing facility that the Company is building at a property it owns in Miramar, Florida (the “Property”). As of December 31, 2024, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. On December 16, 2024, BE&K Building Group, the prime contractor on the project, sent the Company a draft, unfiled lawsuit and requested the parties discuss payment. On January 22, 2025, the Company entered into a forbearance agreement with BE&K to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the Property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the Property

Risks Related to our Business

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

Since we have already generated over 50 immunotherapeutic molecules, and plan to develop additional molecules, through our immunotherapy platform technology, our strategy includes funding operations in part through revenues derived from out-licensing molecules that are outside our oncological and anti-aging focus to third parties. Despite our efforts, we may be unable to enter into such licensing agreements. Supporting diligence activities conducted by potential licensors and negotiating the financial and other terms of a license agreement are long and complex processes with uncertain results, and we may fail to derive any revenues from these activities. If we fail to successfully out-license to third parties internally-developed molecules that are not part of the Company’s in-house clinical development programs, our revenues and return on our research and development activities would be negatively affected and we could be required to seek additional funding.

The success of our business development efforts, including license agreements, depends on our ability to realize the anticipate benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control.

Our potential licensors intend to develop alternative products or pursue alternative technologies either on their own or in collaboration with others, potentially resulting in our receiving no future milestone or royalty payments under any such licenses. We enter exclusive worldwide license arrangements pursuant to which licensors will develop certain immunotherapy products under which we may earn upfront license fees, additional milestone or royalty payments, but there can be no assurance that licensors will perform as required under the terms of the license agreements or will be successful in commercializing any products related to this license or that any such payments will ever be earned.

We view our business development activities as an enabler of our strategy for clinical development activities and seek to generate growth by pursuing selected opportunities that have the potential to strengthen our clinical development program and provide a source of capital for our operations, including in-house development programs. The success of our business development activities is dependent on the availability of licensing partners, as well as being provided sufficient information that will enable us to accurately evaluate an opportunity.

The success of our business development transactions also depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control. Unsuccessful clinical trials, regulatory hurdles, new information and commercialization challenges, inability to raise the capital necessary to execute the clinical development program, among other factors, may adversely impact revenue and income contribution from business development transactions and may lead to an adverse impact on our business. While we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to enter into strategic business relationships on favorable terms with desired positive outcomes that are accretive to our business.

We expect to continue to expand our capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 36 full-time employees. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Even if the trials are completed and successful, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as demonstrating substantial evidence of efficacy even if positive results are observed in clinical trials or having a positive benefit-risk profile. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Clinical trials must be conducted in accordance with the FDA’s and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or Ethics Committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is put on hold by the FDA or other regulatory authorities, suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted or by the Data Review Committee or Data Safety Monitoring Board for such trial. For example, in November 2024, the FDA placed a full clinical hold on the Phase 1 study of HCW9302 due to insufficient information regarding chemistry, manufacturing and controls, which prevented us from initiating the study until the FDA lifted the clinical hold in January 2025 after finding our complete response to be satisfactory. If we experience further delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

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

Our lead product candidate, HCW9302, has been cleared by the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate HCW9302 in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA-approved treatments. Our ability to advance development of HCW9302 depends on timely completion of current clinical studies, successfully meeting those studies’ objectives, including dose finding and/or optimization for the Phase 2 evaluation, and obtaining FDA authorization to proceed to Phase 2 trials. If the FDA does not allow our Phase 2 clinical trials to proceed, we may be required to undertake additional IND-enabling activities or dose finding activities, which would result in further delay and additional costs. If we experience delays in the progression and completion of our clinical trials for HCW9302, or if we terminate a clinical trial prior to completion, the commercial prospects of such product candidate could be harmed, and our ability to generate revenues from the product candidate may be delayed. In addition, any delays in our clinical trials would require us to store material which could expose us to inventory risk, increased costs, slow down in development and approval process, as well as jeopardize our ability to commence product sales and generate revenues. Significant delays in commencing clinical trials could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, and may harm our business and results of operations.

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

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

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

There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval, and/or impact commercialization, of our product candidates, which would impact our business.

FDA-regulated industries, such as ours, face substantial uncertainty regarding the regulatory environment we will face as we proceed with research and development, and possibly in future commercialization, efforts following the inauguration of President Trump in January 2025 (the “Administration”). Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays in or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future.

Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development and sale of new therapeutic products. For example, on January 20, 2025, President Trump announced an executive order establishing the Department of Government Efficiency to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for existing programs and grants and increase the costs to us of conducting clinical trials. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options; Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies; and Project Equity, which is an initiative to ensure that the data submitted to the FDA for approval of oncology medical products adequately reflects the demographic representation of patients for whom the medical products are intended. More recently, as part of FDORA, sponsors will be required to submit Diversity Action Plans (“DAPs”) for Phase 3 studies or other pivotal studies of new drugs. DAPs must include the sponsor’s goals for enrollment for such studies, disaggregated by age group, sex, and racial and ethnic demographic characteristics of clinically relevant study populations; the sponsor’s rationale for such goals; and an explanation of how the sponsor intends to meet such goals. Actions taken in the early days of the new presidential administration have created significant uncertainty as to whether Project Equity will continue and whether the statutory requirements related to DAPs will be implemented by FDA in the near future. We are considering these and other policy changes as they relate to our programs.

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

Healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 11 years for single-source biologics (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs. In some states, laws have been enacted to encourage importation of lower cost drugs from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024, which has been extended until July 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing.

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

We may be in the future subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

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

The Company has been out of compliance with three applicable rules with respect to its continued listing on The Nasdaq Stock Market, namely, Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) and Nasdaq Listing Rule 5450(b)(2&3)(C) (the “MVPHS Rule”). As a result, the Listing Staff of The Nasdaq Stock Market LLC (“Nasdaq”) delivered notices of its determination that the Company’s Common Stock was subject to delisting from the Nasdaq Global Market tier of Nasdaq. Nasdaq granted the Company a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination of the Nasdaq Listing Staff, which hearing was held on February 13, 2025, at which we presented our plan to regain compliance with all listing requirements. On March 3, 2025, the Panel granted our request to continue our listing on Nasdaq, subject to our demonstrating compliance with the Bid Price Rule on or before April 28, 2025 and our demonstrating compliance with all other Nasdaq Listing Rules on or before June 15, 2025. While the Company is exercising diligent efforts to maintain the listing of our Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable Nasdaq Listing Rules. If the Company’s Common Stock were to be delisted from Nasdaq, it could have a material adverse effect on us and our stockholders.

In addition, the stock market in general, and Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Additionally, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors and their respective affiliates beneficially owned approximately 40.6% of our outstanding voting stock (excluding any stock options exercisable within 60 days of such date held by such persons). Further, these stockholders invested $2.9 million in senior secured notes, which will be converted according to the Principal Terms agreed if approved by nonaffiliated stockholders at a Special Meeting of the Stockholders to be held on March 31, 2025. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval, in matters where they are eligible to vote. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. As of the reporting date, the Company updated and published other cybersecurity policies and procedures for access control, including remote access; business continuity; information security related to governance, managing and planning; risk management; and vendor risk and management, which leverages and coordinates with procedures in place for the accounting payable process.

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

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all Company risks. As part of this process, appropriate HCWB personnel collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigation. A key element of managing cybersecurity risk is the ongoing assessment and testing of our processes and practices through auditing, assessments, drills and other exercises focused on evaluating the sufficiency and effectiveness of our risk mitigation. We engage third parties to perform assessments of our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. Certain results of such assessments and reviews are reported by the key members of management, the and the board of directors, as appropriate.

Our policy is to conduct an annual cybersecurity assessment and make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews. For the year ended December 31, 2024, the findings of our annual cybersecurity assessment indicated that HCW Biologics has implemented several key security measures, including documented policies, data encryption, unique user identifiers, DNS filtering, and anti-malware tools. We are in the proactive range for compliance with SEC cybersecurity guidelines, that is, we can address common attacks and current threats.

For the year ending December 31, 2025, the Company has launched projects to improve our controls, particularly for logging and monitoring and vulnerability assessments. We currently leverage an AI-driven endpoint threat detection and prevention system. To strengthen our cybersecurity posture, we intend to implement a Security Information and Event Management (SIEM) solution that will aggregate and analyze logs from all critical infrastructure, including network, cloud, and endpoint security platforms. We also intend to expand our vulnerability management process to ensure regular assessments of public-facing systems and network devices. We are currently conducting a data migration project is expected to enhance the Company’s security posture and resilience against potential threats, in compliance with SEC guidelines.

For the year ended December 31, 2024, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Data Privacy and Cybersecurity” included as part of our risk factor disclosures at Item 1A of this Annual Report, which disclosures are incorporated by reference herein.

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

Item 2 Properties.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida, as our new headquarters. We intend to use the new facility for research and development laboratories and facilities for manufacturing, as well as offices for our employees, including clinical development, research, development, quality control, quality assurance, regulatory affairs, and administration. We have been in the process of refitting the building for our purposes. Our relocation to the new headquarters is anticipated in the mid-2026. We expect our cGMP manufacturing facility to be validated and operational by the end of 2026. We continue to occupy approximately 12,250 square feet of space in Miramar, Florida and currently lease this space under the terms of a lease that commenced on March 1, 2025 and terminates on February 28, 2026. Given our long relationship with the landlord of our leased location, we believe we will be able to negotiate an extension our lease, if required. We believe our existing location is sufficient to meet our current and near-term needs.

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

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part I, Item 3. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell (the “Arbitration”) as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. In accordance with the provisions of the Settlement Agreement, upon completion of remedial procedures, the parties stipulated that the Arbitration and Complaint should be dismissed. The Arbitration and related Complaint were dismissed with prejudice on or about December 24, 2024.

Pursuant to the Settlement Agreement, the Company transferred and assigned to ImmunityBio ownership of certain intellectual property (including issued patents, pending patent applications, and know-how) for TOBITM-based molecules. The Company retains the worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive right and license to exploit HCW9218 for all age-related diseases other than cancer. The Company also retains the right to develop treatments for all indications with respect to HCW9302 and HCW9206, which, along with HCW9218, are the lead product candidates in the Company’s clinical development pipeline. ImmunityBio has the exclusive right to pursue oncology indications with all of the TOBITM-based molecules designed with a TGF-β domain, including HCW9218. Under the Settlement Agreement ImmunityBio also receives an exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TOBITM Platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, IL-15, and IL-21 in the oncology field. The Company’s ownership and rights with respect to HCW9302, HCW9206 and HCW9201 are expressly excluded from the rights transferred to ImmunityBio for oncology indications. In addition, ImmunityBio received a non-exclusive license to exploit HCW9201 administered by injection for oncology indications.

The Company retains ownership and control of the TOBITM platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBITM platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the Wugen license and shares of Wugen common stock transferred to the Company as the upfront licensing fee from Wugen for granting the Wugen license. For our molecule, HCW9218, we maintain the exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing for the treatment of cancer and other age-related diseases. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

Item 4 Mine Safety Disclosures.

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of our Common Stock

Our common stock is currently traded on The Nasdaq Global Select Market under the symbol “HCWB”. As of March 25, 2025, 44,557,853 shares of the Company’s common stock were issued and outstanding and were owned by approximately 3,300 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 18, 2024, the Company entered into a securities purchase agreement (“SPA”) with a single institutional investor pursuant to which the Company agreed to offer and sell (i) in a registered direct offering (the “Registered Offering”) (x) 4,160,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (y) pre-funded warrants to purchase up to 2,557,000 shares of common stock (the “Pre-Funded Warrants”) and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), unregistered warrants to purchase up to an aggregate of 6,717,000 shares of Common Stock (“Common Stock Warrants”). The combined purchase price for each Share and accompanying Common Stock Warrant to purchase one share of common stock is $1.03 per Share and the combined purchase price for each Pre-Funded Warrant and accompany Common Stock Warrant to purchase one share of common stock is $1.0299.

The Common Stock and Pre-Funded Warrants were each sold with an accompanying Common Stock Warrant to purchase one share of common stock, and the Common Stock and Pre-Funded Warrants are immediately separated from the Common Stock Warrants and will be issued separately. The Common Stock Warrants have an exercise price of $1.03 per share, will be exercisable immediately, and expire on the five year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The shares of Common Stock and Pre-Funded Warrants in the Registered Offering were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering has been made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement.

The gross proceeds to the Company from the Offering were approximately $6.9 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on November 20, 2024.

On November 18, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim” or the “Placement Agent) pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of gross proceeds from the sale of Shares, Pre-Funded Warrants and Common Stock Warrants to the Purchaser. The Company also agreed to reimburse the Placement Agent for out-of-pocket expenses, including the reasonable legal fees of its counsel not to exceed $50,000. The Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

The foregoing descriptions of the Placement Agency Agreement, SPA, Common Stock Warrant and Pre-Funded Warrant filed as Exhibits 10.29, 10.30, 10.31 and 10.32, respectively to this Annual Report on Form 10-K do not purport to be complete and are qualified in their entirety by the full text of each respective document.

Unregistered Sales of Equity Securities

In addition, on November 18, 2024 in conjunction with the transaction described above, the Common Stock Warrants were offered and sold by the Company in a transaction not involving a public offering exclusively to accredited investor under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder and, along with the shares of Common Stock that underlie such Common Stock Warrants, have not been registered under the Securities Act or applicable state securities law. Accordingly, the unregistered Warrants and the underlying shares of Common Stock may not be reoffered or resold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws.

On February 20, 2024, we entered into subscription agreements (the “Subscription Agreements”) with certain officers and directors of the Company, including our Founder and Chief Executive Officer, our Chief Financial Officer and the Chairman of the Company’s Board of Directors, pursuant to which the Company sold an aggregate of 1,785,718 shares of our Common Stock, at a purchase price of $1.40 per share for an aggregate purchase price of $2.5 million. The per share purchase price represents a 25% premium to the per share closing price of the Common Stock as reported on the Nasdaq Global Market on the February 20, 2024 and a 19% premium to the 5-day volume weighted average closing price per share of the Common Stock as reported on the Nasdaq Global Market for the period ending on the February 20, 2024.

The shares of Common Stock issued pursuant to the Subscription Agreements were not registered under the Securities Act of 1933, as amended, in reliance upon exemptions under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Company Overview

HCW Biologics Inc. (“HCWB” or the “Company”) is a clinical-stage biopharmaceutical company developing proprietary immunotherapies to treat diseases promoted by chronic inflammation, especially age-related and senescence-associated diseases. Our immunotherapeutics represent a new class of drug that we believe has the potential to fundamentally change the treatment of cancer and many other diseases and conditions that are promoted by chronic inflammation — and in doing so, improve patients’ quality of life and possibly extend longevity.

2024 was a pivot point for us. In July 2024, we entered a settlement and general release agreement (“Settlement Agreement”) resolving a long-running arbitration proceeding brought against the Company and Dr. Hing C. Wong, our Founder and Chief Executive Officer, by Altor BioScience, LLC, NantCell, Inc. and ImmunityBio, Inc. (collectively herein, “ImmunityBio”). With the Settlement Agreement, we closed the chapter on an approximately 18-month period during which our clinical development, business development and capital-raising activities were placed substantially on “hold,” awaiting resolution of claims made against us and Dr. Wong by ImmunityBio. See Part I, Item 3. - “Legal Proceedings.” The Settlement Agreement related to the Company’s TOBI Molecules, including HCW9218 and HCW9302, our lead product candidates, among others.

The Company retains all rights to develop and commercialize HCW9302, our clinical-stage, lead product candidate for our autoimmune and proinflammatory disease program. In addition, we hold exclusive rights to develop and commercialize HCW9218 in non-oncology indications, as well as HCW9206 and HCW9201 in all indications. The Settlement Agreement had no impact on our exclusive worldwide license agreement with Wugen Inc. (“Wugen License”). We entered the Wugen License in 2020, granting Wugen Inc. (“Wugen”) limited rights to develop cell-based immunotherapeutic treatments for cancer indications using HCW9206 and HCW9201. WU-NK-101, the Wugen product developed using the licensed molecules, is now being evaluated in a Phase 2 clinical study in solid tumors. ImmunityBio controls the supply of HCW9218, and one of the critical components of continuing our development of HCW9218 is successfully obtaining a supply agreement with ImmunityBio.

In the fourth quarter of 2024, we revealed a new drug discovery and development platform, with a novel scaffolding or “backbone” of proteins called T-cell Receptor β Chain constant region (“TRBC”). The TRBC platform leverages our in-depth knowledge of T cell and natural killer (“NK”) cell immunology. We have developed molecules in each of these classes for treatments of hematologic and solid tumors, virally infected cells, and cellular senescence diseases associated with aging. TRBC Molecules are grouped into three classes, based on their utilities: Class I: Multi-Functional Immune Cell Stimulators; Class II: Second-Generation Immune Checkpoint Inhibitors and Multi-Specific Targeting Fusions; and Class III: Enhanced Immune Cell Engagers. The Company is making an efficacy assessment using relevant animal models, by the end of 2025, results of these studies are expected to show the optimal construction for lead product candidates(s).

With clarity on ownership of intellectual property, the Company reassessed its clinical development pipeline and the future direction of our Company. Our expertise is in immunotherapeutic treatments and our clinical development pipeline will remain so. Our focus continues to be to develop protein-based immunotherapies that are administered by subcutaneous injection. We remain focused on diseases promoted by chronic inflammation driven by senescence, including cancer, especially age-related diseases. The diseases we will target will have no curative FDA approved treatments. Finally, we have selected programs that include life-threatening diseases, such as pancreatic and ovarian cancer, as well as “quality-of-life” indications, such as alopecia areata and senile lentigo. HCW9302 will remain one of our lead product candidates. Future drug discovery and new drug development will be based on TRBC Molecules. There are several potential candidates in each class of TRBC Molecules from which the Company will select lead molecules for each program. Part of this selection will be to determine which TRBC molecules will be developed in-house and which are more appropriate to develop through business development transactions, such as out-licensing agreements.

Business Highlights

Business Development Transaction

On November 17, 2024, the Company entered an exclusive worldwide license agreement with WY Biotech Co., Ltd. (“WY Biotech”), a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies, to develop and commercialize HCW11-006, one of the Company’s product candidates generated with our TRBC drug discovery platform, for therapeutic use (the “WY License Agreement”). Key terms of the WY License Agreement include that WY Biotech has agreed to pay HCWB $7.0 million in an upfront payment.

As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement due to a delay in WY Biotech coming to a definitive agreement with their designated contract development and manufacturing organization (“CDMO”). Specifically, in order to accommodate the delay, the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025, to reduce the performance milestones that the Company must complete in order to earn the full $7.0 million nonrefundable upfront payment in June 2025, and to provide that either party may terminate the Agreement if WY Biotech is not able to definitively engage its CDMO by June 2025. Under the amended terms, the Company expects to fulfill our performance obligations and earn the full $7.0 million upfront fee in June 2025. There were no other material changes to the WY Biotech License Agreement, which involves the grant to WY Biotech of an exclusive, world-wide license to use and apply HCW11-006 for in vivo applications. See Exhibits 10.27 and 10.28 to this Annual Report on Form 10-K.

The Company has now completed extensive preclinical studies that further support our belief in the potential for HCW11-006 for both an in vivo and ex vivo therapy. The in vivo therapy is licensed by WY Biotech, however, the Company retained all rights to the ex vivo therapy and applications as a reagent in cell-based therapy treatments, including cell-based therapies, such as CAR-T therapies. The Company considers WY Biotech License provisions for the Opt-In Right to take over the development of HCW11-006 for the Americas markets to be an important feature of the WY Biotech License. We believe our right to recapture this market is a potentially high value opportunity. Further, we will be able to base our decision to opt-in on the human-data read-out from a Phase 1 clinical trial, which will mitigate our development risks and provide valuable clinical information about the potential for the indications we will use for Phase 2 clinical studies. See Part I, “Business —Out-License Programs.”

The Company has identified the Class III TRBC Molecules, Immune Cell Engagers, as the next program for out-licensing. In light of recent transactions coupled with the challenges of clinical development, we plan to take advantage of industry interest in this breakthrough drug. The Company continually assesses our portfolio of molecules in order to identify potential business development opportunities.

Financing

•
On February 20, 2024, we sold an aggregate of 1,785,718 shares of our common stock to certain of our officers and directors, at a purchase price of $1.40 per share, for an aggregate purchase price of $2.5 million.
•
Through October 31, 2024, the Company issued an aggregate of $6.9 million in Senior Notes, which are secured by the Company’s shares of Wugen common stock which were consideration for the license fee for the Wugen License. The holders of $6.6 million of the outstanding principal for the Senior Notes have agreed to Principal Terms for the conversion into shares of the Company’s Common Stock at a conversion price of $0.65 per share, warrants to purchase $3.3 million of the Company’s Common Stock at an exercise price of $0.65 per share, and some of the Company’s shares of Wugen common stock. The conversion is subject to stockholder approval. See Part II, Item 9B, “Other Information” for more information on the Special Meeting of the Stockholders.
•
On November 18, 2024, the Company entered a $6.9 million securities purchase agreement with an institutional investor, involving a registered direct offering and a concurrent private placement of common stock and warrants. The offering, priced above market under Nasdaq rules and closed on November 20, 2024. As a result of this offering, the Company issued 6,717,000 shares of Common Stock and warrants to purchase 6,717,000 shares of Common Stock at $1.03 per shares, at a combined price of $1.03 per unit consisting of one share of Common Stock and one five-year warrant to purchase a share of Common Stock.

Compliance with Nasdaq Listing Rules

•
On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules. The Panel’s determination followed a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension, the Panel granted the Company’s request for continued listing on the Exchange, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 15, 2025.

Clinical Development

•
On January 28, 2025, the Company received clearance of its IND from the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA approved treatments.
•
As of December 31, 2024, the Company was required to close the Phase 2 clinical study to evaluate HCW9218 in combination with neoadjuvant chemotherapy in the treatment of ovarian cancer sponsored by the University of Pittsburgh Medical Center, as required under the Settlement Agreement, due to lack of enrollment.

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

Components of Results of Operations

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of cancer and other age-related diseases. The principal source of our revenues to date have been generated from worldwide exclusive licenses for rights to develop and commercialize some of our proprietary molecules. See Note 1 to our audited financial statements included elsewhere in this Annual Report for more information.

Wugen License

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

WY Biotech License

We expect to derive revenue from a license agreement granting rights to WY Biotech to further develop and commercialize products based on one of our internally-developed molecules. Consideration under our contract included a nonrefundable upfront payment, development, regulatory and commercial milestones, and royalties based on net sales of approved products.

We assessed which activities in the WY Biotech License, as amended, should be considered distinct performance obligations that should be accounted for separately. We concluded that there is one performance obligation relating to the granting of a license and delivery of the Technology Transfer Report for certification of the licensed molecule required to develop the preclinical licensed molecule. Therefore, the Company will not recognize revenue until the Technology Transfer Report is delivered for certification of the licensed molecule, which we anticipate will take place in the second quarter of 2025.

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

During the period ended December 31, 2022, Altor/NantCell initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over the lawsuit against the Company approved the parties’ stipulation and ordered the parties to arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Proceedings against the Company and Dr. Wong were consolidated in the arbitration before JAMS (the “Arbitration”). On March 26, 2024, Altor/NantCell filed a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Arbitration hearing was held on May 20, 2024 to May 31, 2024, after which the parties entered into settlement negotiations.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part I, Item 3. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as a Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. In accordance with the provisions of the Settlement Agreement, upon completion of these procedures, the parties mutually stipulated that the Arbitration and Complaint should be dismissed. The Arbitration and related Complaint were dismissed on or about December 24, 2024.

Reserve for Credit Losses and Other Expenses

The Company recognized a Reserve for credit losses of $5.3 million, reflecting our conclusion that it was not probable that we would recover the interest reserve deposit established upon entering the credit agreement with Prime Capital Ventures (the “Lender”) based on facts known as of December 31, 2023. As reported in the Company’s Form 8-K filed on January 12, 2024, on January 10, 2024, the Company exercised its right to terminate its credit agreement, dated April 21, 2023, with the Lender, as permitted under the terms of the credit agreement. Subsequently, the Lender defaulted on its obligation to return the interest reserve deposit. The Company entered the credit agreement to obtain financing for the purpose of building its proposed manufacturing facility and upgrading its research and laboratory facilities at a property the Company owns in Miramar, Florida.

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a loss of $1.3 million in the year ended December 31, 2024.

Interest Expense

Interest expense includes interest paid on debt. This includes interest due on the Cogent Bank loan and Senior Notes issued by the Company.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2024:

	Years Ended December 31,
	2023	2024
Revenues:
Revenues	$2,841,794	$2,566,792
Cost of revenues	(2,281,434)	(1,607,389)
Net revenues	560,360	959,403

Operating expenses:
Research and development	7,676,316	6,388,994
General and administrative	6,779,515	6,839,596
Legal expenses	6,571,689	15,910,480
Reserve for credit losses and other expenses	5,250,000	1,300,000
Total operating expenses	26,277,520	30,439,070
Loss from operations	(25,717,160)	(29,479,667)
Interest expense	(283,042)	(631,137)
Other income, net	1,005,925	86,990
Net loss	$(24,994,277)	$(30,023,814)

Revenue

In the year ended December 31, 2023, we recognized $2.8 million of revenue and cost of revenues of $2.3 million. Revenues were derived exclusively from the sale of licensed molecules to Wugen. There were no deferred revenues as of December 31, 2023.

In the year ended December 31, 2024, we recognized $2.6 million of revenue and cost of revenues of $1.6 million. Revenues were derived exclusively from the sale of licensed molecules to Wugen. There is currently one ongoing Phase 1 clinical study evaluating WU-NK-101, the Wugen product candidate created using the licensed molecules, in solid tumors. There were no deferred revenues as of December 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2024:

	Years Ended December 31,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$2,940,979	2,797,370	$(143,609)	(5)%
Manufacturing and materials	1,280,351	1,425,734	145,383	11%
Preclinical expenses	1,607,601	859,701	(747,900)	(47)%
Clinical trials	1,059,731	558,215	(501,516)	(47)%
Other expenses	787,654	747,974	(39,680)	(5)%
Total research and development expenses	$7,676,316	$6,388,994	$(1,287,322)	(17)%

Research and development expenses decreased by $1.3 million, or 17%, from $7.7 million for the year ended December 31, 2023 to $6.4 million for the year ended December 31, 2024. This decrease was primarily attributable to decreased expenses from preclinical and clinical activities.

Salaries, benefits and related expenses decreased by $143,609, or 5%, from $2.9 million for the year ended December 31, 2023 to $2.8 million for the year ended December 31, 2024. This decrease was primarily attributable to decreases of $43,850 in salaries and related taxes, $52,383 in the cost of benefits and $42,621 in performance-based bonuses. The Company had a staff reduction in May 2024, and continues to operate with the reduced headcount.

Manufacturing and materials expenses increased by $145,383, or 11%, from $1.3 million for the year ended December 31, 2023 to $1.4 million for the year ended December 31, 2024. For the year ended December 31, 2023, the costs we incurred were primarily for production activities associated with the master cell bank characterization for the high-expressing version of HCW9101, which is used in the manufacturing process for all TOBI-based molecules, including those licensed to Wugen. For the year ended December 31, 2024, costs were primarily attributable to the production of HCW9101.

Expenses associated with preclinical activities decreased by $747,900, or 47%, from $1.6 million for the year ended December 31, 2023 to $859,701 for the year ended December 31, 2024. This decrease was primarily attributable to a decline in costs for completing toxicology studies related to IND-enabling activities for HCW9302. In the year ended December 31, 2023, toxicology and other IND-enabling studies were winding down, and we began the process of preparing the IND for submission. In the year ended December 31, 2024, the Company submitted the IND to obtain clearance from the FDA to evaluate HCW9302 in a Phase 1 clinical trial in patients with alopecia areata. The Company received clearance to begin this trial on January 28, 2025.

Expenses associated with clinical trials, including patient fees, ancillary studies, clinical site operating expenses, professional fees related to regulatory filings and outside collaborations, decreased by $501,516, or 47%, from $1.1 million for the year ended December 31, 2023 to $558,215 for the year ended December 31, 2024. For the year ended December 31, 2023, the Company had two ongoing clinical studies: (1) an Investigator-sponsored Phase 1 clinical trial at the Masonic Cancer Center, University of Minnesota to evaluate HCW9218 in chemo-refractory/chemo-resistant solid tumors and (2) a Company-sponsored Phase 1b/2 clinical trial to evaluate HCW9218 in advanced pancreatic cancer, with the National Cancer Institute as the lead clinical site. Both of these studies were completed in the first half of 2024.

Other expenses, which include overhead allocations, decreased by $39,680, or 5%, from $787,654 for the year ended December 31, 2023 to $747,974 for the year ended December 31, 2024. This decrease is primarily attributable to decreases of $50,823 in travel and travel-related expenses and $12,695 in facilities-related expenses, partially offset by increases of $19,879 in rent and occupancy costs and $4,407 for public relations activities, such as press releases.

General and Administrative Expenses

The following table summarizes our general and administrative expense for the years ended December 31, 2023 and 2024:

	Years Ended December 31,
	2023	2024	$ Change	% Change
Salaries, benefits and related expenses	$3,216,860	2,563,936	$(652,924)	(20)%
Professional services	1,257,879	1,171,885	(85,994)	(7)%
Facilities and office expenses	634,080	654,996	20,916	3%
Accretion of fixed bonus upon maturity of Senior Notes	—	527,304	527,304	0%
Depreciation	266,763	277,554	10,791	4%
Rent and occupancy expense	156,807	205,511	48,704	31%
Other expenses	1,247,126	1,438,410	191,284	15%
Total general and administrative expenses	$6,779,515	$6,839,596	$60,081	1%

General and administrative expenses increased by $60,081, or 1%, from $6.8 million for the year ended December 31, 2023 to $6.8 million for the year ended December 31, 2024. The increase is mainly attributable to an accretion expense of $527,304 for the accretion of the fixed bonus payment that holders of Secured Notes will receive if the Secured Notes are repaid on their Maturity Date of August 31, 2026 and an increase in other expenses, primarily insurance costs, partially offset by a decrease in salaries and benefits.

Salaries, benefits and related expenses decreased by $652,924, or 20%, from $3.2 million for the year ended December 31, 2023 to $2.6 million for the year ended December 31, 2024. There was a $322,214 decrease in salaries and related taxes resulted from a reduction in staff and temporary salary reductions as part of cost reductions which took place in the second quarter. In addition, there was a $304,174 decrease in performance-based bonuses, resulting from the waiver of performance-based bonuses due to officers of the Company that were earned in 2022 and deferred until the time they were waived in the second quarter of 2024.

Professional services decreased by $85,994, or 7%, from $1.3 million in the year ended December 31, 2023 to $1.2 million in the year ended December 31, 2024. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The decrease is primarily attributable to a $117,382 decrease in legal fees incurred in connection with procuring patents, partially offset by a $31,389 increase in fees for other professional services such as audit and tax advisory fees. As a result of the Settlement Agreement, the Company agreed to maintain certain patent protection for rights retained under the Settlement Agreement.

Facilities and office expenses increased by $20,916, or 3%, from $634,080 for the year ended December 31, 2023 to $654,996 for the year ended December 31, 2024, primarily due to increases of $18,290 for janitorial and disposal services and $13,793 for IT services and software licenses, partially offset by a decrease of $12,454 for office equipment and supplies.

There was no accretion in year ended December 31, 2023, but in the year ended December 31, 2024, there was $527,304 in accretion for the fixed bonus payment for Senior Notes issued during 2024. The terms of the Senior Notes were amended in the third quarter of 2024, adding the provision for the fixed bonus payment if the Senior Notes are held to Maturity.

Other expenses increased by $191,284, or 15%, from $1.3 million for the year ended December 31, 2023 to $1.4 million for the year ended December 31, 2024. The increase is primarily due to increases of $178,828 in financing-related costs and $162,522 in insurance costs, partially offset by decreases of $138,158 in Delaware franchise taxes and $12,434 in travel-related expenses.

Reserve for credit losses and other expenses

In the year ended December 31, 2023, the Company recognized a Reserve for credit losses of $5.3 million, reflecting our conclusion that it was not probable that we would recover the interest reserve deposit established upon entering the credit agreement with Prime Capital Ventures (the “Lender”) based on facts known as of December 31, 2023. Subsequent to December 31, 2023, the Lender defaulted on its obligation to refund the interest reserve deposit. In coordination with other entities who were also defrauded by the Lender, the Company continues efforts to recover funds paid for an interest reserve through ongoing receivership and legal remedies.

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company pursued all available remedies to recover this loss and reported this matter to legal authorities. Given the limited success that these efforts for the recovery of funds, the Company recognized a loss of $1.3 million in the year ended December 31, 2024.

Interest

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date. We borrowed $6.5 million under this agreement. Amounts outstanding on the term loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. We paid $283,042 and $280,794 for interest on this loan for the years ended December 31, 2023 and 2024, respectively.

During the year ended December 31, 2024, the Company issued $6.9 million of Secured Notes, which bear interest at a rate of 9% per annum, payable quarterly in arrears. For the year ended December 31, 2024, the Company paid $350,343 for interest on the Senior Notes.

Other Income, Net

Other income, net decreased by $918,935, from $1.0 million for the year ended December 31, 2023 to $86,990 for the year ended December 31, 2024. The decrease is primarily attributable to decreases in interest earned for money market deposits and unrealized gains for investments in U.S. government-backed securities. Other income for the year ended December 31, 2023 also includes rental income of $185,941. On August 15, 2022, the Company entered into a short-term, market-rate lease with the former owner of the building we purchased on the same date. In the year ended December 31, 2023, the lease terminated.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, our principal source of liquidity was $4.7 million in cash and cash equivalents, including money market investments, and as a result, there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Annual Report. We considered elements of our financing plan that were probable and likely to be implemented within the next year. While we have already begun to successfully execute our financing plan, including a $6.9 million financing and a license agreement with $7.0 million in minimum guarantees payments which the Company expects to receive in 2025, we concluded that remaining steps in our financing plan are not probable and thus they were not sufficient to include in our going concern analysis.

On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. As of December 31, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. On December 16, 2024, BE&K Building Group, the prime contractor on the project, sent the Company a draft, unfiled lawsuit and requested the parties discuss payment. On January 22, 2025, the Company entered into a forbearance agreement with BE&K to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the building. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, to our knowledge, the lender has not elected to do so. As of December 31, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision at any time. See Part II, Item 9A. -- “Controls and Procedures.” The Company continues to seek the financing required to complete the construction project, with the cooperation of the lender and lien holders.

The Company and Dr. Wong, our Founder and Chief Executive Officer, entered into a Settlement Agreement and Release of the previously reported Arbitration as of July 13, 2024, subsequently, the Arbitration and related Complaint were dismissed on December 24, 2024. See Part I., Item 3. - “Legal Proceedings.” While the Settlement Agreement has resolved uncertainty regarding the outcome of these proceedings and the ongoing legal expenses, the Company incurred significant legal expenses in the period leading up to the Settlement Agreement. As of December 31, 2024, we reported a balance of $14.4 million for legal fees incurred but not yet paid in the accompany audited balance sheet. Subsequent to the year end, the Company received the benefit of a $2.0 million insurance payment, which was paid directly to the law firm who represented Dr. Wong for his defense during the Arbitration. In order not to overwhelm the Company’s resources, a reasonable payment plan is required, and the Company is engaged in discussions with the law firms involved with this matter.

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

In 2024, we have raised $16.3 million in financings from the following capital-raising activities:

•
On February 20, 2024, we completed a $2.5 million private placement of common stock in which we sold an aggregate of 1,785,718 shares to certain of our officers and directors, at a purchase price of $1.40 per share.

•
As of October 31, 2024, we received approximately $6.9 million from the issuance of Secured Notes. Of the total issuance of Secured Notes, the Company issued $2.9 million to members of the Company’s board of directors and officers, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.
•
On November 20, 2024, the Company closed on an investment from a single institutional investor (the “Purchaser”) in which the Company issued 4,160,000 shares of the Company’s Common Stock and Pre-Funded Warrants to purchase up to 2,557,000 shares of Common Stock in a registered direct offering. In a concurrent private placement, the Company issued unregistered warrants to purchase up to an aggregate of 6,717,000 shares of Common Stock (“Common Stock Warrants”). The combined purchase price for each share and accompanying Common Stock Warrant to purchase one share of common stock is $1.03 per Share and the combined purchase price for each Pre-Funded Warrant and accompany Common Stock Warrant to purchase one share of common stock is $1.0299. The Purchaser elected to exercise the Pre-Funded Warrants on the date of issuance. As a result, the Company issued an aggregate of 6,717,000 shares of Common Stock and Common Stock Warrants to purchase up to an aggregate 6,717,000 shares of Common Stock for a period of five years.

Subsequent to the end of the reporting period, on February 20, 2025, the Company entered into an Equity Line of Credit Agreement (“ELOC”) for up to $20.0 million (with the potential to increase by an additional $20.0 million) as another element of the Company’s multi-step financing plan. We intend to register shares that will allow us to access the ELOC based on the financial information included in this Annual Report on Form 10-K.

On November 17, 2024, HCW Biologics entered into an exclusive worldwide license agreement with WY Biotech for the rights to develop and commercialize one of HCWB’s preclinical product candidates, HCW11-006. WY Biotech Co., Ltd. is a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies. As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement due to a delay in WY Biotech coming to a definitive agreement with their designated contract design CDMO. Specifically, in order to accommodate the delay, the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025, to reduce the performance milestones that the Company must complete in order to earn the full $7.0 million nonrefundable upfront payments in June 2025, and to provide that either party may terminate the Agreement if WY Biotech is not able to definitively engage its CDMO by June 2025. Under the amended terms, the Company expects to fulfill our performance obligations and earn the full $7.0 million upfront fee in June 2025. There were no other material changes to the WY Biotech License Agreement, which involves the grant to WY Biotech of an exclusive, world-wide license to use and apply HCW11-006 for in vivo applications. In particular, the Company will retain the Opt-In Right thereunder, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the North America, South America, and Central America. The Company retains ex vivo rights. See Exhibits 10.27 and 10.28 to this Annual Report on Form 10-K.

We considered future elements of our financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in our going concern analysis. We have capital-raising activities planned for the first half of 2025, for which Maxim Group will act as our Placement Agent. If the Company is not successful in raising additional capital through these activities, management may need to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s audited financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis as of December 31, 2024 was not alleviated.

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
•
costs, timing, and outcome of regulatory review of our product candidates;•number of trials required for regulatory approval;
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
•
cost and timing of buildout of the Company’s new headquarters, including manufacturing for biologics and upgraded research and development facilities, including risks of cost overruns and delays, and ability to obtain additional financing, if needed; and
•
costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive regulatory approval.

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

Summary of Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2024:

	Years Ended December 31,
	2023	2024
Cash used in operating activities	$(22,514,121)	$(14,227,428)
Cash provided by (used in) investing activities	3,797,400	(261,617)
Cash (used in) provided by financing activities	(14,534)	15,568,516
Net (decrease) increase in cash and cash equivalents	$(18,731,255)	$1,079,471

Operating Activities

Net cash used in operating activities was $22.5 million for the year ended December 31, 2023 and $14.2 million for the year ended December 31, 2024.

Cash used in operating activities for the year ended December 31, 2023 consisted primarily of a net loss of $25.0 million, which includes a $5.3 million noncash charge for reserve for credit losses related to the full impairment of the interest reserve deposit. Other cash used in operating activities includes $5.3 million to establish the interest reserve account which occurred in April 2023; $1.1 million cash decrease arising from an increase in accounts receivable; and $326,742 cash decrease arising from a decrease in a lease liability. These uses were partially offset primarily by a $432,410 cash increase arising from a decrease in prepaid expenses and other assets; a $1.6 million cash increase arising from an increase in accounts payable and other liabilities; and a net increase of $7.3 million arising from adjustments for noncash expenses, consisting of $5.3 million for reserve for credit losses, $1.0 million for stock-based compensation expense, $1.1 million for depreciation and amortization expense, partially offset by a decrease of $248,445 for net unrealized gain on investments.

Cash used in operating activities for the year ended December 31, 2024 consisted primarily of a net loss of $30.0 million, which includes $15.9 million of legal expenses related to legal proceedings and a $1.3 million loss related to a misdirection of funds resulting from the Company being a victim of criminal activity. Cash provided by operating activities included a $11.9 million increase resulting from the increase of accounts payable and other liabilities; a $1.0 million increase resulting from a decrease in accounts receivable; and a $831,622 increase related to a decrease in prepaid expenses and other assets. Adjustments for noncash changes also gave rise to an increase in cash from operating activities, including increases of $1.2 million for depreciation, amortization and accretion and a $1.0 million from unrealized losses.

Investing Activities

For the year ended December 31, 2023, cash provided by investment activities was $3.8 million, consisting of proceeds for maturity of short-term investments of $10.0 million, offset by $6.2 million of cash used for construction of our new headquarters and manufacturing facility.

For the year ended December 31, 2024, cash used in investment activities was $261,617, consisting of cash used for construction of our new headquarters and manufacturing facility.

Financing Activities

For the year ended December 31, 2023, cash used in financing activities was $14,534, consisting of cash used for debt repayment of $38,273, partially offset by cash provided by proceeds from the issuance of common stock of $23,739.

For the year ended December 31, 2024, cash provided by financing activities was $15.7 million, consisting of $6.5 million of cash provided through the issuance of common stock, $6.9 million of cash provided through the issuance of Secured Notes, $2.9 million of cash provided through the issuance of warrants, partially offset by $119,398 of cash used for debt repayment and $638,045 of cash used for issuance costs for common stock and warrants.

Contractual Obligations and Commitments

As of December 31, 2023, we had $28,693 of obligations remaining in the lease terms for non-cancellable operating lease agreements related to our facilities in Miramar, Florida. Effective March 1, 2022, we entered into a lease extension for our current location for a period of two years, ending February 29, 2024. On January 30, 2024, we entered into a new one-year lease for the same location, effective March 1, 2024. On January 27, 2025, we entered into a Lease Modification and Extension Agreement for a one-year lease for the same location, effective March 1, 2025.

We have commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2024, we are under contract for obligations of $1.2 million that we expect to pay during the year ending December 31, 2025. As of December 31, 2023, we had commitments to fund $6.9 million in construction costs related to the buildout of our new headquarters and manufacturing facility.

In the normal course of business, we enter into contracts for non-clinical studies, preclinical testing, and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancellable obligations under these agreements are not material.

Cogent Loan Agreement

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property that will become our new headquarters. The agreement provides for a term loan of up to $6.5 million. Amounts outstanding on the term loan will accrue interest at a fixed rate per annum equal to 5.75%. We were obligated to make interest-only payments on the term loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year amortization schedule, commencing September 15, 2023 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 15, 2027. Our obligations under the agreement are secured by, among other things, a mortgage on our new corporate headquarters and related real property. As of December 31, 2024, $6.3 million was outstanding under the term loan and we were in current in our interest and principal payments. In accordance with the terms of our loan and security agreement, the Company maintains an account at Cogent Bank as security, with a balance sufficient for the payment of interest, principal and insurance costs for a period of 90 - 120 days.

As of December 31, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The loan agreement with Cogent Bank contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that Cogent Bank has the right to accelerate the loan under a discretionary default provision, even though they have not elected to do so. The Company continues to seek the financing required to complete the construction project, with the cooperation of the lender and lien holders. See Part II, Item 9A. -- “Controls and Procedures.”

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

Stock-based Compensation

As described in Note 1 and Note 11 to our audited financial statements included elsewhere in this Annual Report, we maintain a stock-based compensation plan as a long-term incentive for employees, non-employees, and directors. The plan allows for grants of incentive stock options, non-qualified stock options, and other forms of equity awards. We have granted options with service-based and performance-based vesting conditions.

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

As of December 31, 2023 and 2024, we had available federal net operating loss (“NOL”) carryforwards of $40.0 million and $62.2 million, respectively. We also had available state NOLs carryforwards of approximately $40.0 million and $62.3 million, as of December 31, 2023 and 2024, respectively. The federal and state NOLs will carryforward indefinitely. The federal NOLs are available to offset 80% of taxable income for state taxes for tax years starting after 2020. In addition, we had federal research and development credits carryforwards of $1.3 million and $1.5 million, as of December 31, 2023 and 2024, respectively. These credits are available to reduce future federal income taxes, if any, and carryforwards expire from 2038 through 2044 and are subject to review and possible adjustment.

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

Years ended December 31, 2023 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HCW Biologics Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of HCW Biologics Inc. (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2019 to 2024.

Miami, FL

May 15, 2024 (except for Note 16, as to which the date is March 28, 2025)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of HCW Biologics Inc.

Miramar, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HCW Biologics Inc (the "Company") as of December 31, 2024, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring negative cash flows from operations, negative working capital and the need for funding to support its operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since September 2024.

Indianapolis, Indiana

March 28, 2025

HCW Biologics Inc.

Balance Sheets

	December 31,	December 31,
	2023	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,595,101	$4,674,572
Accounts receivable, net	1,535,757	582,201
Prepaid expenses	1,042,413	328,181
Other current assets	230,916	113,528
Total current assets	6,404,187	5,698,482
Investments	1,599,751	1,599,751
Property, plant and equipment, net	20,453,184	22,909,869
Other assets	56,538	28,476
Total assets	$28,513,660	$30,236,578
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$6,167,223	$22,332,261
Accrued liabilities and other current liabilities	2,580,402	981,940
Short-term debt, net	—	6,314,684
Total current liabilities	8,747,625	29,628,885
Debt, net	6,304,318	7,377,865
Total liabilities	15,051,943	37,006,750
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 36,025,104 shares issued at December 31, 2023; 250,000,000 shares authorized and 44,541,295 shares issued at December 31, 2024	3,603	4,454
Additional paid-in capital	83,990,437	93,781,511
Accumulated deficit	(70,532,323)	(100,556,137)
Total stockholders’ equity (deficit)	13,461,717	(6,770,172)
Total liabilities and stockholders’ equity (deficit)	$28,513,660	$30,236,578

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Operations

	Years Ended December 31,
	2023	2024
Revenues:
Revenues	$2,841,794	$2,566,792
Cost of revenues	(2,281,434)	(1,607,389)
Net revenues	560,360	959,403

Operating expenses:
Research and development	7,676,316	6,388,994
General and administrative	6,779,515	6,839,596
Legal expenses	6,571,689	15,910,480
Reserve for credit losses and other expenses	5,250,000	1,300,000
Total operating expenses	26,277,520	30,439,070
Loss from operations	(25,717,160)	(29,479,667)
Interest expense	(283,042)	(631,137)
Other income, net	1,005,925	86,990
Net loss	$(24,994,277)	$(30,023,814)
Net loss per share, basic and diluted	$(0.70)	$(0.77)
Weighted average shares outstanding, basic and diluted	35,929,446	38,793,018

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023	35,876,440	$3,588	$82,962,964	$(45,538,046)	$37,428,506
Issuance of Class A Common Stock upon exercise of stock options	148,664	15	23,724	—	23,739
Stock-based compensation	—	—	1,003,749	—	1,003,749
Net loss	—	—	—	(24,994,277)	(24,994,277)
Balance, December 31, 2023	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	13,473	1	2,443	—	2,444
Issuance of Common Stock upon equity subscription	1,785,718	178	2,499,827	—	2,500,005
Issuance of Common Stock	4,160,000	416	2,452,249	—	2,452,665
Issuance of warrants	—	—	4,465,589	—	4,465,589
Exercise of pre-funded warrants	2,557,000	256	—	—	256
Issuance cost of common stock	—	—	(226,201)	—	(226,201)
Issuance costs of common stock warrants	—	—	(411,844)	—	(411,844)
Stock-based compensation	—	—	1,009,011	—	1,009,011
Net loss	—	—	—	(30,023,814)	(30,023,814)
Balance, December 31, 2024	44,541,295	$4,454	$93,781,511	$(100,556,137)	$(6,770,172)

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Cash Flows

	Years Ended December 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(24,994,277)	$(30,023,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,135,184	1,184,389
Stock-based compensation	1,003,749	1,009,011
Unrealized (gain) on investments, net	(248,445)	—
Realized (gain) on investments, net	(15,625)	—
Changes in the carrying amount of right-of-use asset	(1,671)	(418)
Reserve for credit losses	5,250,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,118,061)	953,556
Deposit for interest reserve	(5,250,000)	—
Prepaid expenses and other assets	432,410	831,622
Accounts payable and other liabilities	1,619,357	11,874,767
Operating lease liability	(326,742)	(56,541)
Net cash used in operating activities	(22,514,121)	(14,227,428)
Cash flows from investing activities:
Purchases of property and equipment	(6,202,600)	(261,617)
Proceeds for sale or maturities of short-term investments	10,000,000	—
Net cash provided by (used in) investing activities	3,797,400	(261,617)
Cash flows from financing activities:
Proceeds from issuance of common stock	23,739	6,462,834
Proceeds from issuance of debt	—	6,905,000
Proceeds from common stock warrants	—	2,958,125
Issuance costs for common stock and warrants	—	(638,045)
Debt repayment	(38,273)	(119,398)
Net cash (used in) provided by financing activities	(14,534)	15,568,516
Net (decrease) increase in cash and cash equivalents	(18,731,255)	1,079,471
Cash and cash equivalents at the beginning of the period	22,326,356	3,595,101
Cash and cash equivalents at the end of the period	$3,595,101	$4,674,572
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$283,042	$569,770
Noncash operating, investing and financing activities:
Capital expenditures accrued, but not yet paid	$4,240,593	$2,010,478
Purchases of property and equipment included in accounts payable and other liabilities	$—	$829,207
Reserve for credit losses	$5,250,000	$—

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Notes to the Financial Statements

December 31, 2023 and 2024

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

Liquidity and Going Concern

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the Company’s audited financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2024, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products for the treatment of cancer and other age-related diseases. During its development activities, the Company has sustained operating losses and expects to continue to incur operating losses for the foreseeable future. Since inception to December 31, 2024, the Company incurred cumulative net losses of $98.1 million. These losses reflect the events previously reported in the Form 10-K/A filed on May 15, 2024 with the Securities and Exchange Commission (“SEC”), involving reserve for credit losses and other expenses of $6.6 million. The reserve for credit losses and other expenses arose from two events previous reported by the Company on the Form 8-K filed on January 12, 2024 and the Form 8-K filed on May 1, 2024. See Part II, Item 9A. -- “Controls and Procedures.”

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. As of December 31, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. The Company continues to seek the financing required to complete the construction project, with the cooperation of the lender and lien holders.

To date, the Company has funded operations primarily through the sale of stock, issuance of Senior Notes and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the years ended December 31, 2023 and 2024, Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $2.8 million and $2.6 million, respectively.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part I, Item 3. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with ImmunityBio and its affiliates. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. In accordance with the provisions of the Settlement Agreement, upon completion of remedial procedures, the parties stipulated that the Arbitration and Complaint should be dismissed. The Arbitration and related Complaint were dismissed on December 24, 2024.

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. In the accompanying condensed balance sheet as of December 31, 2024, the Company reported a balance of $14.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $42,800 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and it launched its new financing plan. Subsequent to the year end, the Company received a $2.0 million insurance payment, which was paid directly to the law firm who represented Dr. Wong for his defense during the Arbitration. See Note 18. Subsequent Events.

Prior to the resolution of the Arbitration, the Company had limited options to raise capital required to operate. On February 20, 2024, the Company completed a $2.5 million private placement of shares of common stock with certain of its officers and directors at a price of $1.40 per share. The Company issued 1,785,718 shares of common stock in connection with the offering. The shares have not been registered and will not be sold or transferred except as permitted under law and pursuant to registration or exemption therefrom. The Board of Directors and Audit Committee of the Board of Directors reviewed the transaction under the Company’s policy for Related Party Transactions (the “Policy”) and determined that the transaction was in compliance with the Policy. In multiple closings that occurred from March 31, 2024 to October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.

The Company launched a new financing plan in the third quarter of 2024. On November 13, 2024, we entered into an engagement letter with the Maxim Group to act as the exclusive placement agent for a multi-step equity financing. In November 2024, the Company completed two financing transactions. On November 18, 2024, the Company entered a $6.9 million securities purchase agreement with an institutional investor, involving a registered direct offering and a concurrent private placement of common stock and warrants. The offering, priced above market under Nasdaq rules and closed on November 20, 2024. As a result of this offering, the Company issued 6,717,000 shares of Common Stock and warrants to purchase 6,717,000 shares of Common Stock at $1.03 per shares, at a combined price of $1.03 per unit consisting of one share of Common Stock and one five-year warrant to purchase a share of Common Stock.

On November 17, 2024, HCW Biologics entered into an exclusive worldwide license agreement with WY Biotech for the rights to develop and commercialize one of HCWB’s preclinical product candidates, HCW11-006. WY Biotech Co., Ltd. is a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies. As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech agreed on the principal terms for an amendment to the WY Biotech License Agreement, in which the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025. The parties also agreed to amend the Company’s final deliverable to fulfill the performance obligation is the delivery of a report on the characterization of the license molecule. Under the amended terms, the Company expects to fulfill its performance obligations and earn the full $7.0 million upfront fee in June 2025. There were no other material changes to the WY Biotech License Agreement, which involves the grant to WY Biotech of an exclusive, world-wide license to use and apply HCW11-006 for in vivo applications. In particular, the Company will retain the Opt-In Right thereunder, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the North America, South America, and Central America. The Company retains ex vivo rights.

On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules. The Panel’s determination follows a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension, the Panel granted the Company’s request for continued listing on the Exchange, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 15, 2025.

As of December 31, 2024, the conclusion of a going concern assessment, before consideration of our financing plans, was that there is substantial doubt about the Company’s ability to continue as a going concern. The Company considered future elements of its financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in the going concern analysis, in addition to considering continued operating losses and the burden of obligations for expenses incurred in connection with past legal proceedings. The Company expects to complete other capital-raising transactions in the first half of 2025, for which Maxim Group will act as our Placement Agent. Management concluded that there were no mitigating circumstances which alleviated the substantial doubt over its ability to continue as a going concern. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s audited financial statements and that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Reclassification of Prior Period Presentation of Legal Expenses

Certain prior period amounts have been reclassified to distinguish between General and administrative expenses in the ordinary course of business and legal expenses incurred in connection with the Arbitration and Settlement Agreement described in Notes 1. Reclassification of legal expenses incurred in connection with legal proceedings impacts the audited statements of operations. There is no effect on reporting results of operations from prior periods.

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

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel immunotherapies for diseases promoted by chronic inflammation, especially age-related diseases. The Company’s chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, our CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 16. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

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

For the year ended December 31, 2024, the Company recognized revenues of $2.6 million. All of the Company's revenues were derived from the supply of clinical grade material to Wugen under the supply agreement between Wugen and the Company, as contemplated in the Wugen License. As of December 31, 2024, there was a balance of $582,201 in accounts receivable related to sales to Wugen on the accompanying audited balance sheet, which was collected as of the date of issuance of the Annual Report. Since December 24, 2020, the Company holds 2,174,311 shares of Wugen common stock, which were received as consideration for the Wugen License on December 24, 2020. Currently, these shares represent a 5.6% equity ownership interest of Wugen, based on fully diluted, issued and outstanding shares as of December 31, 2024. The Company has not been able to realize any benefit from the sale of these shares, as they are not currently traded on any public market and thus have limited marketability.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. The Company has elected to use component depreciation for property, plant and equipment, which is permitted but not required under US GAAP. A long-lived asset may consist of several different and significant physical components.

A component is a tangible part or portion of property, plan and equipment that (a) can be separately identified as an asset and depreciated or amortized over its own separate expected useful life and (b) is expected to provide economic benefit for more than one year. If a component has an expected useful life that differs from the expected useful life of the asset to which it relates, the cost should be accounted for separately and depreciated or amortized over its separate expected useful life. The Company identifies the components at the time of the acquisition or construction of the long-lived asset. The total capitalized costs of the long-lived asset is allocated to components either on a specific identification basis or based on relative fair value.

Depreciation expense for each component is calculated using the straight-line method over the estimated useful lives of the assets within the component, which range from 3 to 39 years. Land is not subjected to the recording of depreciation expense because it has an infinite life. Leasehold improvements are amortized on a straight-line method over the shorter of the useful life of the leasehold improvement or the term of the lease.

Construction-in-progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction-in-progress is not depreciated. Upon completion and becoming ready for intended use, construction-in-progress is reclassified to the appropriate component within property, plant and equipment. If a component that is separately identified and depreciated is replaced, the replacement should be capitalized at the time of its installation if the capitalization criteria have been met. The net book value of the component that was replaced, if any, should be charged to depreciation expense in the period it is replaced. If not separately identifiable in the accounting records, the estimated net book value of an item to be replaced should be calculated by estimating the previously capitalized costs of the replaced component and subtracting an estimate of accumulated depreciation. The estimate of accumulated depreciation is calculated using the same depreciation method and expected useful life previously used to depreciate the total asset to which the component relates.

Depreciation of property, plant and equipment is calculated by component using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Lives
Building	39 years
Property	5 - 15 years
Laboratory equipment	5 years
Office equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of the lease term or life of the asset

Costs, such as repairs and maintenance, associated with replacing items not identified as a component are expensed as incurred.

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) with Wugen for the supply of materials for clinical development of licensed products. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period. Any such revisions are recorded on a cumulative catch-up basis, noting no material revisions during the years ended December 31, 2023 and 2024. For each in process SOW, amounts are billed in the same quarter the costs are incurred.

For the years ended December 31, 2023 and 2024, the Company recognized revenues related to sale of development supply materials to Wugen of $2.8 million and $2.6 million, respectively.

Accounts Receivable, Net

Accounts receivable is presented in accordance the current expected credit losses (“CECL”) impairment model as required under Topic 326. The Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. As of December 31, 2023 or December 31, 2024, the Company determined that a reserve for expected credit losses was not required. No accounts were written off during the periods presented.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. There were no deferred revenue balances as of December 31, 2023 or 2024.

Investments

The Company holds a minority interest in Wugen. The underlying shares of common stock are not traded on any public market and thus have limited marketability. The Company does not have any influence over the operating and financial policies of Wugen. As a result, the Company has accounted for this investment using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment was recognized during the years ended December 31, 2023 and 2024. See Note 18. Subsequent Events.

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

The Company’s tax positions may be subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2023 and 2024, and has not recognized interest or penalties in its statements of operations for the years ended December 31, 2023 and 2024.

Tax Credit Receivable

The Company may be eligible for research and development credits for its research and development activities, in accordance with Internal Revenue Code (“I.R.C.”) § 41(c). The credits are generally available to offset income tax liabilities. As of December 31, 2023 and 2024, the outstanding payroll tax receivables is included in Other current assets in the balance sheet.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03) which requires public business entities to provide enhanced disaggregation of expenses in financial statements, including detailed disclosures on inventory purchases, employee compensation, depreciation, and amortization. The new guidance is effective for the Company for fiscal periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the standard on the Company’s financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures (“ASU No. 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. We adopted ASU No. 2023-07 on January 1, 2024. The adoption had no impact on the reportable segment we have identified, and additional required disclosures have been included in Note 16. Segment Reporting.

2. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At December 31,
	2023	2024
Land	$2,150,038	$2,150,038
Building	6,105,570	6,105,570
Property	1,767,231	1,767,231
Laboratory equipment	2,146,637	2,146,637
Office equipment	225,369	225,369
Furniture and fixtures	292,045	292,045
Leasehold improvements	354,276	354,276
Construction in progress	10,443,859	13,545,161
	$23,485,025	$26,586,327
Less: Accumulated depreciation and amortization	(3,031,841)	(3,676,458)
Property, plant and equipment, net	$20,453,184	$22,909,869

Construction in progress of $13.5 million represents direct costs of construction and equipment incurred for the Company’s new research lab and manufacturing facilities, that are not ready for their intended use. Depreciation and amortization expense for the year ended December 31, 2023 was $794,619, of which $541,679 is included in research and development expenses. Depreciation and amortization expense for the year ended December 31, 2024 was $644,616, of which $390,209 is included in research and development expenses.

During the year ended December 31, 2023 and 2024, the Company capitalized interest expense of $95,627 and $189,416, respectively, which is presented within Construction in progress.

3. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government backed securities with maturity dates up to one year, accounts payable and accrued liabilities, are measured at approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2023 and 2024:

	At December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,626,129	$—	$—	$1,626,129
Total	$1,626,129	$—	$—	$1,626,129

	At December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,748,325	$—	$—	$3,748,325
Total	$3,748,325	$—	$—	$3,748,325

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

As of December 31, 2023 and 2024, Investments had a balance of $1.6 million, reflecting the investment in Wugen, which the Company continues to carry at cost since no public market exists for these securities and no impairment adjustments have been necessary since the acquisition date. See Note 18. Subsequent Events.

5. Accrued Liabilities and Other Current Liabilities

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

As of December 31, 2024, the Company had a balance of $981,940 included in Accrued liabilities and other current liabilities in the balance sheet included in the audited financing statements, consisting of $422,000 for construction expenses, $49,000 for manufacturing expenses, $155,000 for legal expenses, $121,000 for clinical expenses, $5,000 in bonus expense, $202,000 for salary expenses and $28,000 of other liabilities.

6. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a building that will become the Company's new headquarters. The loan is secured by a first priority lien on the building. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty. Under the terms of the 2022 Loan Agreement, the Company is required to keep an operating account from which payments to service the Cogent Bank Loan will be drawn. In addition, the Company also agreed to maintain an escrow account with adequate funds for at least 90 days of principal payments, interest payments, taxes and insurance, with a balance of $185,436 as of December 31, 2024.

As of December 31, 2024, certain subcontractors have filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2024, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. As of December 31, 2024, $6.3 million is included in Short-term debt, net in the accompanying audited balance sheet.

Senior Secured Notes

On March 31, 2024, the Company entered into a Note Purchase Agreement with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which the Company may issue secured notes up to an aggregate principal amount up to $10.0 million (“Secured Notes”).

As of December 31, 2024, the Company received $6.9 million through the issuance of Secured Notes, which is included within Debt, Net on the accompanying audited balance sheet. Investors included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.4 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Lee Flowers, Senior Vice President of Business Development, who invested $25,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $140,000; Gary M. Winer, a member of our board of directors, who invested $60,000; Rick S. Greene, a member of the board of directors, who invested $25,000, as well as unrelated parties.

As of July 2, 2024, existing investors in Secured Notes unanimously agreed to an Amended and Restated Note Purchase Agreement and related documents (“Amended and Restated Note Purchase Agreement”). On September 30, 2024, existing investors approved an amendment to the Amended and Restated Note Purchase Agreement which extended the last closing date to October 31, 2024. No other terms were changed. Under the terms of the Amended and Restated Note Purchase Agreement, the Secured Notes continue to bear interest at a rate of 9% per annum, payable quarterly in arrears. The Secured Notes will mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest and other amounts owed under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of December 31, 2024 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes before the Maturity Date under certain circumstances. In the event of a Mandatory Prepayment, Secured Notes may receive a bonus payment based on the gross proceeds of the sale of the Pledged Collateral. If the Secured Notes are repaid on the Maturity Date, holders will receive their pro rata share of a fixed bonus payment of $3.4 million in addition to payment of outstanding principal and accrued and unpaid interest. If a bonus payment is paid, then there is no prepayment penalty. The Amended and Restated Note Purchase Agreement also contains default provisions, according to which, following an event of default, the Company may be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis based on a $10.0 million issuance of Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes.

As of December 31, 2024, the fair value of the embedded derivative, which incorporated the likelihood of certain events occurring, was immaterial. Thus, as of December 31, 2024, the Company did not recognize the embedded derivative in the accompanying condensed financial statements. See Note 18. Subsequent Events.

The Company accounts for the bonus payment to be paid if the Secured Notes are repaid on the Maturity Date by accreting the bonus payment to the full amount due on the Maturity Date, utilizing the effective interest rate method. As of December 31, 2024, the Company recognized $527,304 for the accretion of the fixed bonus payment.

Five-Year Maturities

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

Cogent Bank Loan
Maturities per Year
2025	$127,623
2026	135,266
2027	6,079,440
Total Debt	$6,342,329

Senior Secured Notes
Maturities per Year
2026	$9,252,700
Total Debt	$9,252,700

Note that the total debt in the table above includes the full accretion of debt issuance costs for the Cogent Bank Loan and the full accretion of the fixed bonus payment for the Senior Secured Notes.

7. License Agreements

Wugen License

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

WY Biotech License

On November 17, 2024, the Company entered into the WY Biotech License transferring rights to WY Biotech to develop and commercialize a preclinical molecule constructed with the Company’s T-cell Receptor β Chain constant region (“TRBC”) drug discovery and development platform. The term of the agreement with expire on the date on which all obligations under this Agreement between the parties with respect to the payment of milestones or royalties with respect to licensed products have passed or expired. On March 17, 2025, the parties agreed to the principal terms of an amendment to the terms of the WY Biotech License. The Company concluded that WY Biotech is a customer and the WY Biotech License, as amended, is a functional license under the provisions of Topic 606.

Opt-In Right for WY Biotech License

Under the terms of the WY Biotech License, the Company has an “opt-in right” for United States, Canada, Central America, and South America markets for no cost, that may be exercised after the completion of a Phase 1 trial in China. WY Biotech is responsible for all of the costs for the clinical study. The Company will make a determination of whether it will exercise the Opt-In Right upon the release of a human-data read-out from the Phase 1 trial to be conducted by WY Biotech.

Milestones and Royalties

In addition to upfront fees and revenues from other transactions that took place upon entering the these licenses, the licenses includes milestone payments and royalties. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price. For revenue-based royalties, including milestone payments based on the level of sales, the Company will include royalties in the transaction price at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalties are allocated has been satisfied (or partially satisfied). As part of management’s evaluation of the transaction price, the Company considers numerous factors, including whether the achievement of the milestones is outside of its control, contingent upon the efforts of others or subject to scientific risks of success. If the Company concludes it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are not within its control, such as regulatory approvals, are generally not considered probable until those milestones are achieved. The Company reevaluates the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

8. Sale of Common Stock and Warrants

On November 18, 2024, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) for the issuance and sale of (i) 4,160,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) pre-funded warrants to purchase up to 2,557,000 shares of Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Registered Offering”), pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering was made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement. In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), the Company also issued unregistered warrants to purchase up to an aggregate of 6,717,000 shares of Common Stock (“Common Stock Warrants”) for $1.03 per share.

The Company sold the Common Stock and Pre-Funded Warrants with an accompanying Common Stock Warrant to purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants were immediately separated from the Common Stock Warrants and issued separately. The combined purchase price for each Share and accompanying Common Stock Warrant was $1.03 per unit and the combined purchase price for each Pre-Funded Warrant and accompanying Common Stock Warrant was $1.0299 per unit. The Common Stock Warrants have an exercise price of $1.03 per share, are exercisable immediately, and expire on the five-year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and will not expire until exercised in full.

The gross proceeds to the Company from the Offering were approximately $6.9 million before deducting the placement agent’s fees and other offering expenses of $638,045 payable by the Company. The Offering closed on November 20, 2024.

The Investor may not exercise any portion of the Common Stock Warrants or Pre-Funded Warrants to the extent it would beneficially own more than the limits defined in the respective Warrant Purchase Agreement. The exercise price and number of shares of Common Stock issuable upon the exercise of the Common Stock Warrants and Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis.

Both the Common Stock Warrants and Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The Common Stock Warrants and Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Common Stock upon exercise, are indexed to the Company’s Common Stock and meet the equity classification criteria. In addition, the Common Stock Warrants and the Pre-Funded Warrants do not provide any guarantee of value or return.

On November 20, 2024, the Investor exercised all of the Pre-Funded Warrants by delivering a notice of exercise to the Company and paying the exercise price. The Company issued 2,557,000 shares of registered Common Stock to the Investor on November 21, 2024.

There were no Common Stock Warrants exercised as of December 31, 2024.

9. Preferred Stock

At December 31, 2023 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized and no such shares issued.

10. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Years Ended December 31,
	2023	2024
Numerator:
Net loss	$(24,994,277)	$(30,023,814)
Denominator:
Weighted-average common shares outstanding	35,929,446	38,793,018
Net loss per share, basic and diluted	$(0.70)	$(0.77)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At December 31,
	2023	2024
Common stock options	1,779,338	1,784,036
Potentially dilutive securities	1,779,338	1,784,036

11. Stock-based Compensation

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

The following summarizes the Company’s stock option activity for the years ended December 31, 2023 and 2024:

	Shares	Weighted	Weighted Average
	Issuable	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2022	1,867,458	3.11	8.5 years	$671,878
Granted	91,000	1.88
Exercised	(148,664)	0.16
Forfeited or cancelled	(26,342)	1.86
Expired	(4,114)	3.40
Outstanding at December 31, 2023	1,779,338	3.31	7.7 years	$238,210
Exercisable at December 31, 2023	942,998	3.07	7.6 years	$173,385

Outstanding at December 31, 2023	1,779,338	3.31	7.7 years	$238,210
Granted	50,000	1.12
Exercised	(13,473)	0.18
Forfeited or cancelled	(21,901)	1.69
Expired	(9,928)	1.91
Outstanding at December 31, 2024	1,784,036	3.3	6.8 years	$56,352
Exercisable at December 31, 2024	1,336,886	3.18	6.7 years	$56,352

The exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options as of the reporting date. The intrinsic value of stock options exercised during the years ended December 31, 2023 and 2024 was $202,917 and $14,484, respectively. The weighted-average fair value of options granted during the years ended December 31, 2023 and 2024 was $1.42 and $0.85 per share, respectively.

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

For the years ended December 31, 2023 and 2024, the fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2023	2024
Expected term (years)	5.71	5.5
Expected volatility	89.90%	92.93%
Risk-free interest rate	3.99%	4.22%
Dividend yield	—	—
Fair value underlying common stock	$1.42	$0.85

For the year ended December 31, 2023, for options with service-based vesting conditions, the Company recognized $65,941 of employee stock-based compensation expense in research and development expenses and $937,808 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements. For the year ended December 31, 2024, for options with service-based vesting conditions, the Company recognized $61,250 of employee stock-based compensation expense in research and development expenses and $947,762 of employee stock-based compensation in general and administrative expenses in the statement of operations included in the audited financial statements.

As of December 31, 2024, the Company had an aggregate of $799,393 of unrecognized employee stock-based compensation cost for options with service-based vesting, which is expected to be recognized over a weighted average vesting period of 0.72 years.

12. Employee Benefit Plan

The Company offers a defined contribution savings plan (the “Benefit Plan”) under Section 401 of the Internal Revenue Code for all eligible employees. The Benefit Plan allows for discretionary contributions which are limited to the maximum allowable for federal tax purposes. The total expense related to the discretionary payments made by the Company to the Benefit Plan for the years ended December 31, 2023 and 2024 was $184,214 and $160,851, respectively.

13. Collaborative Arrangements

The Company has certain contract research agreements with contractors that were entered during the two years ended December 31, 2024 for the (i) hybridoma development, (ii) cell line manufacturing productivity improvement, and (iii) research to support pre-clinical studies. Under the hybridoma development and cell line manufacturing productivity improvement agreements, we own all rights to the resulting intellectual property, including the antibodies, sequences, and data. For certain contractors, the Company is obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however no additional future development or financial obligations are due under these contract research agreements as of December 31, 2023 or 2024. For certain research collaborations agreements, the research intellectual property may be jointly owned or ownership may be based upon inventorship. In those circumstances, the Company has obtained the exclusive option to an exclusive license for the research intellectual property.

14. Income Taxes

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2023 and 2024.

The following table summarizes the differences between the statutory federal income tax rate and the Company's effective income tax rate (percent data):

Rate Reconciliation	2023		2024
Net Loss Before Taxes	$(24,994,277)		(30,023,814)
Benefit at statutory rate	(5,248,798)	21.00%	(6,305,001)	21.00%
State tax benefit net of federal benefit	(1,027,320)	4.11%	(1,303,419)	4.34%
Permanent book/tax differences	31,046	(0.12%)	34,362	(0.11%)
Deferred adjustments & true-up	—	0.00%	54,325	(0.18%)
R&D credit carryforward	(540,777)	2.16%	(324,035)	1.08%
Change in valuation allowance	6,785,849	(27.15%)	7,843,768	(26.13%)
Income tax expense/(benefit)	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2024 are presented below:

	2023	2024
Deferred tax assets:
Federal net operating loss carryforward	$8,403,928	13,058,574
State net operating loss carryforward	1,738,257	2,707,319
Capitalized section 174 R&D expenses	3,872,297	4,113,266
Reserve for credit losses	1,330,613	1,330,613
R&D credit	1,260,942	1,530,652
Accrued expenses	123,408	37,786
Capitalized legal fees for patents	1,235,488	2,698,931
Stock-based compensation	566,396	792,057
Charitable contributions	65	65
ROA asset	106	—
Total deferred tax assets	18,531,500	26,269,263
Deferred tax Liabilities:
Unrealized gain/loss	$(5,238)	$(5,238)
Depreciable assets	(127,474)	(27,054)
Deferred revenue/costs	(14,202)	(8,617)
Total deferred tax liability	(146,914)	(40,909)
Net deferred tax asset	18,384,586	26,228,354
Less: valuation allowance	(18,384,586)	(26,228,354)
Net deferred tax asset (after valuation allowance)	$—	$—

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2024, after consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $26.2 million is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. During the year ended December 31, 2024, the valuation allowance increased by $7.8 million.

As of December 31, 2023 and 2024, the Company had available federal NOL carryforwards of $40.0 million and $62.2 million, respectively. The Company also has available state NOLs carryforwards of approximately $40.0 million and $62.3 million, as of December 31, 2023 and 2024, respectively. The federal and state NOLs will carryforward indefinitely. The Federal NOLs are available to offset 80% of taxable income. In addition, the Company had federal research and development credits carryforwards of $1.3 million and $1.5 million, as of December 31, 2023 and 2024, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2038 through 2044 and are subject to review and possible adjustment.

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

During the year ended December 31, 2023 and 2024, the Company analyzed its expenses and determined that expenses of $9.8 million and $6.4 million, respectively, fell within the definition of Section 174. Accordingly, these expenditures were capitalized and amortized for tax purposes. As of December 31, 2023 and 2024, the Company had $2.6 million and $3.8 million, respectively, of amortization expense related to Section 174 capitalized R&E costs.

The Company’s tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2020. However, due to NOLs and credits carried forward from prior tax years, substantially all tax years may also be subject to examination. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon review by the taxing authorities based on the technical merits. The Company recognizes interest accrued and penalties for unrecognized tax benefits in its tax provision. As of December 31, 2023 and 2024, the Company had not recognized any expense related to uncertain tax position in its statement of operations.

15. Related Party Transactions

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

As of October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.

16. Segment Reporting

HCW Biologics, Inc. has one reportable segment: life science. The life science segment consists of operations focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and diseases. The Company’s CODM is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets.

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of December 31, 2024. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance in conjunction with monitoring the results of R&D experiments for preclinical compounds and clinical trial data for clinical-stage compounds. The assessment of results of preclinical and clinical studies are critical to the allocation of resources by the CODM.

The tables below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2023 and 2024:

	Years Ended December 31,
	2023	2024
Revenues:
Revenues	$2,841,794	$2,566,792
Cost of revenues	(2,281,434)	(1,607,389)
Net revenues	560,360	959,403

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	2,940,979	2,797,370
Manufacturing and materials	1,280,351	1,425,734
Preclinical expenses	1,607,601	859,701
Clinical trials	1,059,731	558,215
Overhead allocations	787,654	747,974
Total research and development expenses	7,676,316	6,388,994
General and administrative
Salaries, benefits and related expenses	3,216,860	2,563,936
Professional services(a)	1,257,879	1,171,885
Facilities and office expenses	634,080	654,996
Depreciation expenses	266,763	277,554
Rent and occupancy expenses	156,807	205,511
Insurance	789,678	952,200
Taxes	334,962	196,804
Other expenses	122,486	289,406
Total general and administrative expenses	6,779,515	6,312,292
Other segment items(b)	11,098,806	18,281,931
Total operating expenses	25,554,637	30,983,217
Net segment loss	$(24,994,277)	$(30,023,814)

(a)	Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services related to SEC compliance, and legal fees related to patent filings.
(b)	Other segment items include the following unusual or nonrecurring items:

	Years Ended December 31,
	2023	2024
Arbitration legal fees	$6,571,689	$15,910,480
Reserve for credit losses and other expenses	5,250,000	1,300,000
Accretion of fixed bonus upon maturity of Senior Notes	—	527,304
Interest expense	283,042	631,137
Other income, net	(1,005,925)	(86,990)
Other segment items	$11,098,806	$18,281,931

17. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. On February 29, 2024, the lease on the Company's current location reached the end of its term and the Company entered a new one-year lease for the same location which commenced on March 1, 2024 and terminated on February 28, 2025. On January 27, 2025, the Company entered a new one-year lease for the same location which commenced on March 1, 2025 and terminates on February 28, 2026. As a lease of 12 months or less in duration and qualifies for a short-term lease exemption under ASC 842-20-25-2. The Company elected to account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The Company has no obligations under financing leases.

As of December 31, 2024, the remaining lease payments were as follows:

2025	$293,844
2026	$49,349
Total future minimum lease payments	$343,193

For the years ended December 31, 2023 and 2024, rent expense recognized by the Company was $169,700 and $196,000, respectively, of which $88,800 and $101,300, respectively, is included in Research and development in the statements of operations included in the audited financial statements.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2024, we are under contract for obligations of $12,500 that we expect to pay during the year ending December 31, 2025. As of December 31, 2024 the Company had commitments to fund $4.4 million for future construction costs related to the buildout of its new headquarters and manufacturing facility under the terms of a construction agreement with BE&K Building Group (“Construction Contract”) , which are not included in the balance sheets. The Construction Contract was terminated as of December 31, 2024. As of December 31, 2024, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. On December 16, 2024, BE&K sent the Company a draft, unfiled lawsuit and requested the parties discuss payment. On January 22, 2025, the Company entered into a forbearance agreement with BE&K to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the building. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the Property.

Project Financing

On January 10, 2024, the Company exercised its right to terminate its credit agreement (the “Credit Agreement”), dated April 21, 2023, with Prime Capital Ventures, LLC (the “Lender”), as permitted under the terms of the Credit Agreement. The termination followed repeated delays in funding and related concerns. There are no borrowings under the Credit Agreement, and the Company will not incur any penalties as a result of such termination under the terms of the Agreement. Upon exercising its right to terminate the Agreement, the Company was entitled to receive the return of the $5.3 million that the Company placed on deposit to establish an interest reserve account with the Lender. Subsequent to the year ended December 31, 2023, the Lender defaulted on its obligation to return the interest reserve deposit. Given the uncertainty of when or if funds will be recovered from the Lender, the Company recognized a reserve for a credit loss for $5.3 million as of December 31, 2023. The Company continues to pursue all available remedies to recover these funds, including legal actions, receivership and insurance.

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

Arbitration, Settlement and General Release

On December 23, 2022, Altor BioScience, LLC and NantCell, Inc. (collectively “ImmunityBio”) initiated an arbitration against Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in California alleging breach of contract and fiduciary duty, among other claims . On that same date, ImmunityBio filed a lawsuit against the Company in federal court alleging misappropriation of trade secrets, inducement of breach of contract and breach of fiduciary duty, among other claims against the Company. On April 26, 2023, the parties stipulated that ImmunityBio’s action against the Company would be consolidated with the ImmunityBio Arbitration demand against Dr. Wong. On April 27, 2023, the Court approved the parties’ stipulation and ordered the parties to Arbitration. On May 1, 2023, ImmunityBio filed a demand against the Company before JAMS. On May 3, 2023, ImmunityBio dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. ImmunityBio’s proceeding against the Company proceeded in Arbitration before JAMS and consolidated with the arbitration ImmunityBio initiated against Dr. Wong (the “Arbitration”). On March 26, 2024, ImmunityBio filed a complaint (the “Complaint”) against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong.

As reported in the Company’s Form 8-K filed on July 18, 2024 and described in Part I, Item 3. – “Legal Proceedings,” as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as the Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. In accordance with the provisions of the Settlement Agreement, upon completion of these procedures, the parties mutually stipulated that the Arbitration and Complaint should be dismissed. The Arbitration and the Complaint were dismissed on December 24, 2024.

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

18. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech agreed to amend the WY Biotech License Agreement due to a delay in WY Biotech coming to a definitive agreement with their designated contract design development and manufacturing organization (“CDMO”). Specifically, in order to accommodate the delay, the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025, to reduce the performance milestones that the Company must complete in order to earn the full $7.0 million nonrefundable upfront payments in June 2025, and to provide that either party may terminate the Agreement if WY Biotech is not able to definitively engage its CDMO by June 2025. Under the amended terms, the Company expects to fulfill our performance obligations and earn the full $7.0 million upfront fee in June 2025. There were no other material changes to the WY Biotech License Agreement, which involves the grant to WY Biotech of an exclusive, world-wide license to use and apply HCW11-006 for in vivo applications.

On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules. The Panel’s determination followed a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension, the Panel granted the Company’s request for continued listing on the Exchange, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 15, 2025.

As reported in the Company’s Form 8-K filed on February 21, 2025, on February 20, 2025, the Company entered into an Equity Purchase Agreement with Square Gate Capital Master Fund, LLC - Series 4 (“Square Gate”), pursuant to which the Company will have the right, but not the obligation, to sell to Square Gate, and Square Gate will have the obligation to purchase from the Company, up to $20,000,000 (the “Maximum Commitment Amount”) (with a potential increase of an additional $20,000,000) worth of the Company’s shares of Common Stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. Square Gate covenanted not to cause or engage in any short sales or hedging transactions with respect to the shares of the Company’s Common Stock. On February 20, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Square Gate, pursuant to which the Company agreed to submit to the SEC an initial registration statement on Form S-1 by April 6, 2025 and to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Maxim Group LLC acted as the Company’s exclusive Placement Agent in connection with this transaction.

Pursuant to Equity Purchase Agreement, following the expiration of the due diligence period, the Company was obligated to pay Square Gate a commitment fee of $150,000, which was required to be paid in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at the closing share price of the Common Stock on The Nasdaq Stock Market on February 19, 2025. The due diligence period expired on or about March 10, 2025. On March 12, 2025, the Company issued 384,615 shares of Common Stock to Square Gate, and such share will be restricted until such time as the Company has an effective S-1 registration statement to register these shares, as is required by the Registration Rights Agreement.

On February 20, 2025, the Company and certain holders of Senior Notes agreed on the Principal Terms for conversion of approximately $6.6 million of the outstanding principal of the Senior Notes into shares of the Company’s Common Stock at an exercise price of $0.65 per share, along with issuance of warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.65 per share up to approximately $3.3 million of such shares, and the granting of rights to receive proceeds from some of the Company’s shares of Wugen common stock. Upon conversion, the Senior Notes will be surrendered, including the right to receive their pro rata portion of a $3.4 million fixed bonus if they had been repaid at maturity. The conversion terms are contingent on stockholder approval and will be subject to a vote at the Special Meeting of the Stockholders scheduled on March 31, 2025.

On February 21, 2025, the Company filed a definitive proxy statement related to matters that will be presented to stockholders for their approval at a Special Meeting of Stockholders (“Special Meeting”) to be held on March 31, 2025. At the Special Meeting, the Company will submit to its stockholders the following three proposals, each of which is, among other things, part of the Company’s plan to regain compliance with applicable Nasdaq continued listing requirements: (1) approval of one or more reverse splits of the Company’s Common Stock, (2) approval of the full issuance of shares of our Common Stock under an Equity line of Credit, and (3) approval of the issuance of shares of the Company’s Common Stock upon conversion of approximately $6.6 million of the $6.9 million outstanding principal of the Secured Notes pursuant to the Principal Terms for Conversion Amendment, as defined, and more fully described in Part II, Item 9B – “Other Information – Special Meeting of the Stockholders.”

After reaching an agreement earlier in January, on January 24, 2025, the Company received a $2.0 million insurance payment to offset its legal expenses related to fees incurred in mounting a defense for Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in the Arbitration between ImmunityBio and the Company and Dr. Wong. See Note 17. Commitments and Contingencies - Legal Matters.

As of December 31, 2024, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group, the prime contractor on the project, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the Property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the facility.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As the Company reported in its Form 8-K filed on September 20, 2024, on September 19, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of HCW Biologics Inc. (the “Company”) dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s auditing firm, effective immediately. This decision was not related to any disagreements with Grant Thornton on any matter of accounting principles, financial statements disclosures, auditing scope or auditing procedure. The Audit Committee appointed Crowe LLP (“Crowe”), as the successor independent registered public accounting firm beginning in the quarter ended September 30, 2024, and is effective immediately.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Remediation of Previously Reported Material Weaknesses

During 2024, executive management made a strong commitment to the importance of internal control and to create and maintain an effective internal control environment commensurate with the Company’s growth. Management continued to implement improvements to the Company’s system of internal control, including reevaluating the adequacy of design and the operational effectiveness of internal controls over financial reporting in all financially significant processes. These improvements and remediation efforts include:

•
The board of directors adopted a Delegation of Management Authorities (“Authorization Matrix”), which provides for authorization thresholds for significant and unusual transactions, budgets and strategic plans, audit and policies, personnel actions, contracts, legal proceedings, major projects, credit or loans, and consulting agreements.
•
Internal controls were strengthened for the methods used to review, evaluate and accept financing proposals from investors or lenders, as well as improvements to the process used to enter significant transactions.

•
To assess potential financial partners, management must conduct rigorous background checks, present analysis and recommendation for an opportunity to the board of directors, seek the approval from the board of directors for all significant transactions, limiting upfront payments that are not refundable to immaterial amounts and only after a successful background check is completed and parties have agreed to principal terms.
•
Management only uses Company accounts and devices to conduct transactions and only in U.S. dollars.
•
The Company has enhanced its controls to evaluate triggering events in debt or other agreements, to appropriately classify obligations as current or noncurrent in the correct period.
•
The Company engaged consultants with technical accounting expertise to support management in preparing technical accounting analysis and conclusions for complex transactions.
•
Designed and implemented enhanced policies and procedures related to management’s review controls over key processes and segregation of duties.
•
Increased documentation and evidence related to management review controls associated with cash disbursements, vendor record modifications in the general ledger system, board presentations and discussion, and analysis and conclusions for accounting for complex transactions.
•
Conducted training addressing disclosure controls and procedures, including educating control owners concerning the principles and requirements of each control impacting financial reporting and disclosures.

Based on the remediation efforts described above that were performed in 2024, the principal executive officer and principal financial officer, along with management, concluded that the previously disclosed material weaknesses had been remediated as of December 31, 2024. These included:

•
Enhance and improve processes for assessing the quality of potential financial partners. This is the remediation of a material weakness reported in the Company’s Form 8-K filed with the SEC on May 1, 2024.
•
Enhance and improve process used to enter unusual or significant transactions. This is the remediation of a material weakness reported in the Company’s Form 8-K filed with the SEC on May 1, 2024.
•
Enhance and improvement controls to evaluate triggering events in debt or other agreements, to appropriately classify obligations as current or noncurrent in the correct period. This is the remediation of a material weakness reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
•
Improve process and use experts to determine proper accounting for complex transactions in a timely manner. This is the remediation of a material weakness reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Special Meeting of Stockholders

The Company will hold a Special Meeting of Stockholders (“Special Meeting”) on Monday, March 31, 2025 at 10:00 a.m. Eastern Time. At the Special Meeting the Company will submit the following three proposals to its stockholders for approval:

1.

To approve an amendment to the Company’s Certificate of Incorporation on or before the one (1) year anniversary of the Special Meeting, to implement one or more reverse stock splits of the outstanding shares of the Company’s common stock, par value $0.0001 per share (our “Common Stock”) (as necessary to maintain a listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”)) in an aggregate range from one-for-twenty (1:20) up to one-for-fifty (1:50), or anywhere between (the “Reverse Stock Split”), all as determined in the sole discretion of our Board of Directors (our “Board”) (the “Reverse Stock Split Proposal”) (“Proposal One”);

2.

To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the full issuance of shares of our Common Stock, or such lesser number of shares as our Board determines, pursuant to that certain Equity Purchase Agreement, dated February 20, 2025 (the “Purchase Agreement”) set forth on Appendix A attached hereto and that certain Registration Rights Agreement, dated February 20, 2025 (the “Rights Agreement”) set forth on Appendix A hereto, entered into in connection with an equity line of credit with Square Gate Capital Master Fund, LLC – Series 4 (the “ELOC Proposal”) (“Proposal Two”);

3.

To approve, for purposes of complying with Nasdaq Listing Rules 5635(c) and 5635(d), the issuance of shares of our Common Stock upon conversion of up to $6,905,000 of principal amount of Senior Secured Notes issued by the Company to certain investors therein, including certain officers, directors and stockholders of the Company (the “Noteholders”), pursuant to that certain Amended and Restated Senior Secured Note Purchase Agreement dated July 2, 2024, as amended by the First Amendment to Amended and Restated Senior Secured Note Purchase Agreement dated September 30, 2024, and as it may be further amended in accordance with the Principal Terms for Conversion Amendment, which has been approved by our Board and the Noteholders and set forth on Appendix B attached hereto (the “Principal Terms”) and such additional terms and conditions not materially inconsistent with such Principal Terms for Conversion as our Board may hereafter approve (the “Note Conversion Proposal”) (“Proposal Three”).

4.	To transact such other business as may properly come before the Special Meeting or any adjournments or postponements thereof.

For the complete definitive proxy statement and its appendices, see Exhibit 10.35 to this Annual Report on Form 10-K.

Sale of Common Stock and Warrants

On November 18, 2024, the Company entered into a securities purchase agreement (“SPA”) with a single institutional investor (the "Purchaser") pursuant to which the Company agreed to offer and sell (i) in a registered direct offering (the “Registered Offering”) (x) 4,160,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (y) pre-funded warrants to purchase up to 2,557,000 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), unregistered warrants to purchase up to an aggregate of 6,717,000 shares of Common Stock (“Common Stock Warrants”). The combined purchase price for each Share and accompanying Common Stock Warrant to purchase one share of common stock was $1.03 per Share and the combined purchase price for each Pre-Funded Warrant and accompany Common Stock Warrant to purchase one share of Common Stock is $1.0299.

The Common Stock and Pre-Funded Warrants were each sold with an accompanying Common Stock Warrant to purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants are immediately separated from the Common Stock Warrants and will be issued separately. The Common Stock Warrants have an exercise price of $1.03 per share, will be exercisable immediately, and expire on the five year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The shares of Common Stock and Pre-Funded Warrants in the Registered Offering were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2022. The Registered Offering has been made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement.

The gross proceeds to the Company from the Offering are approximately $6.9 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on November 20, 2024.

On November 18, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim” or the “Placement Agent”) pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of gross proceeds from the sale of Shares, Pre-Funded Warrants and Common Stock Warrants to the Purchaser. The Company also agreed to reimburse the Placement Agent for out-of-pocket expenses, including the reasonable legal fees of its counsel not to exceed $50,000. The Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

The foregoing descriptions of the Placement Agency Agreement, SPA, Common Stock Warrant and Pre-Funded Warrant filed as Exhibits 10.29, 10.30, 10.31 and 10.32, respectively to this Annual Report on Form 10-K.

Secured Note Financing

On March 28, 2024, the Company entered into a senior secured note purchase agreement (the “Note Purchase Agreement”) with the Purchasers (as defined in the Note Purchase Agreement), pursuant to which we agreed to issue senior secured notes in an aggregate principal amount of up to $10.0 million (“Secured Notes”) to certain accredited investors, including unrelated parties as well as officers and directors of the Company. As of March 31, 2024, the Company had an initial closing and issued $2.0 million in Initial Secured Notes. As of June 30, 2024, all existing investors approved an Amended and Restated Note Purchase Agreement (“Amended and Restated Note Purchase Agreement”), with terms described below. As of September 30, 2024, the Amended and Restated Note Purchase Agreement was amended to extend the last closing date to issue Additional Secured Notes to October 31, 2024. See Exhibit 10.25. No other terms were amended. The material terms of the Additional Secured Notes are identical to the terms of the Initial Secured Notes.

As of October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, member of the board of directors, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of December 31, 2024 (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

The foregoing descriptions of the Amended and Restated Note Purchase Agreement, Amended and Restated Senior Notes, Escrow Agreement and Amended and Restated Pledge Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Form of Amended and Restated Senior Secured Note Purchase Agreement, Form of Senior Secured Promissory Note, Form of the Amended and Restated Pledge Agreement and Form of Amended and Restated Escrow Agreement, copies of which are filed as Exhibit 10.21 (and Exhibit 10.25 for the first amendment thereto as amended on September 30, 2024), Exhibit 10.22, Exhibit 10.23 and Exhibit 10.24, respectively, to this Annual Report and on Form 10-K are incorporated herein by reference.

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

On February 20, 2025, the Company and certain Noteholders agreed to Principal Terms for Conversion of their Secured Notes. Noteholders and the Company agreed that, subject to stockholder approval, at least $6,580,000 principal amount of the Secured Notes will be converted into shares of our Common Stock at a conversion price of $0.65 per share. As part of the conversion, the Company will issue warrants to purchase shares of our Common Stock to the converting Noteholders for up to an additional $3,290,000 of shares of our Common Stock, at an exercise price of $0.65 per share (as these amounts may be adjusted to account for a Reverse Stock Split or similar transaction). Upon conversion, converting Noteholders would be subject to a lock-up period of 180 days from the date of conversion. Further, the Escrow Agreement will be amended such that the proceeds from the Pledged Collateral will be allocated among the Company and the converting Noteholders, as provided for in the Principal Terms. The conversion of principal amount of the Secured Notes will result in a dollar-for-dollar increase in stockholders’ equity (partially offset by the carrying value of the portion of the Company’s investment in the Pledged Collateral the proceeds of which will be paid to converting Noteholders), contributing to the Company’s plan to gain compliance with the Nasdaq Minimum Shareholder Equity Rule and to maintaining listing of the our Common Stock on Nasdaq.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Director Election,” “Executive Officers” and “Delinquent Section 16(a) Reports” included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024, and is incorporated herein by reference.

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

Item 11 Executive Compensation.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024, and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024 and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services.

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024, and is incorporated herein by reference.

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

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
4.3	Form of Common Stock Purchase Warrant between the Company and Holder	8-K	001-40591	4.1	11/20/2024
4.4	Form of Pre-Funded Common Stock Purchase Warrant between the Company and Holder	8-K	001-40591	4.2	11/20/2024
10.1	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.3+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.4+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.5+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.6+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021
10.7+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.8+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.9+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.10†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.11†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.12†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.13	Capital on DemandTM Sales Agreement, dated August 19, 2022, by and between HCW Biologics Inc. and Jones Trading Institutional Services LLC	S-3	333-266991	1.2	08/19/2022
10.14	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.15	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.16	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	011-40591	10.1	02/22/2024
10.17*†#	Form of Senior Secured Note Purchase Agreement, dated March 28, 2024, by and between the Company and the Purchaser party thereto	10-K	011-40591	10.17	04/01/2024
10.18*†#	Form of Senior Secured Promissory Note, dated March 28, 2024, by and between the Company and the Holder party thereof	10-K	011-40591	10.18	04/01/2024
10.19*†#	Form of Pledge Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	011-40591	10.19	04/01/2024
10.20*†#	Form of Escrow Agreement, dated March 28, 2024, by and between the Company, Escrow Agent and Noteholder party thereto	10-K	011-40591	10.20	04/01/2024

10.21	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchaser party thereto	10-Q	011-40591	10.1	8/14/2024
10.22	Form of Senior Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	011-40591	10.2	8/14/2024
10.23	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	011-40591	10.3	8/14/2024
10.24	Form of Escrow Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	011-40591	10.4	8/14/2024
10.25	Form of First Amendment to the Amended and Restated Senior Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser parties thereto	10-Q	011-40591	10.5	11/14/2024
10.26	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.	10-Q	011-40591	10.6	11/14/2024
10.27	License, Research and Co-Development Agreement with WY Biotech dated November 17, 2024					X
10.28

Letter Agreement for Principal Terms for the Amendment of the License, Research and Co-Development Agreement with WY Biotech dated March 17, 2025 and Company’s Letter to Agree and Accept dated March 19, 2025

						X
10.29	Placement Agency Agreement, dated November 18, 2024, between Company and Maxim Group LLC	8-K	011-40591	10.1	11/20/2024
10.30	Securities Purchase Agreement, dated November 18, 2024, between the Company and Purchaser	8-K	011-40591	10.2	11/20/2024
10.31	Form of Common Stock Warrant Purchase Agreement, dated November 18, 2024, between Company and Holder	8-K	011-40591	4.1	11/20/2024
10.32	Form of Pre-Funded Warrant Purchase Agreement, dated November 18, 2024, between Company and Holder	8-K	011-40591	4.2	11/20/2024
10.33	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	011-40591	10.1	2/21/2025
10.34	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	8-K	011-40591	10.2	2/21/2025
10.35	Definitive Proxy Statement dated February 21, 2025, on Form 14A, including Appendices					X
23.1	Consent of Independent Register Public Accounting Firm (Grant Thornton, Predecessor)					X
23.2	Consent of Independent Registered Public Accounting Firm (Crowe, Successor)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	HCW Biologics Inc. Compensation Recovery Policy	10-K	011-40591	97.1	04/01/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

HCW Biologics Inc.

Date: March 28, 2025	By:	/s/ Hing C. Wong, Ph.D.
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

Name	Title	Date

/s/ Hing C. Wong, Ph.D.	Founder, Chief Executive Officer	March 28, 2025
Hing C. Wong, Ph.D.	(Principal Executive Officer)

/s/ Rebecca Byam	Chief Financial Officer	March 28, 2025
Rebecca Byam	(Principal Financial and Accounting Officer)

/s/ Scott T. Garrett	Chairperson of the Board of Directors	March 28, 2025
Scott T. Garrett

/s/ Lisa M. Giles	Director	March 28, 2025
Lisa M. Giles

/s/ Rick S. Greene	Director	March 28, 2025
Rick S. Greene

/s/ Gary M. Winer	Director	March 28, 2025
Gary M. Winer