Form 10-Q
period 2025-03-31
HCW Biologics Inc.
filed 2025-05-15
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 1,439,219 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2024	2025
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,674,572	$1,107,613
Accounts receivable, net	582,201	87,493
Prepaid expenses	328,181	256,291
Other current assets	113,528	443,311
Total current assets	5,698,482	1,894,708
Investments	1,599,751	1,599,751
Property, plant and equipment, net	22,909,869	22,762,471
Other assets	28,476	28,476
Total assets	$30,236,578	$26,285,406
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$22,332,261	$19,734,057
Accrued liabilities and other current liabilities	981,940	1,173,695
Short-term debt, net	6,314,684	6,234,338
Total current liabilities	29,628,885	27,142,090
Debt, net	7,377,865	7,705,364
Total liabilities	37,006,750	34,847,454
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 44,541,295 shares issued at December 31, 2024; 250,000,000 shares authorized and 44,934,120 shares issued at March 31, 2025	4,454	4,493
Additional paid-in capital	93,781,511	94,186,471
Accumulated deficit	(100,556,137)	(102,753,012)
Total stockholders’ deficit	(6,770,172)	(8,562,048)
Total liabilities and stockholders’ deficit	$30,236,578	$26,285,406

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Revenues:
Revenues	$1,126,712	$5,065
Cost of revenues	(511,965)	(4,052)
Net revenues	614,747	1,013

Operating expenses:
Research and development	2,123,284	1,478,711
General and administrative	1,566,092	2,227,597
Legal expenses, net	4,419,034	(1,739,493)
Total operating expenses	8,108,410	1,966,815
Loss from operations	(7,493,663)	(1,965,802)
Interest expense	—	(255,822)
Other income, net	25,602	24,749
Net loss	$(7,468,061)	$(2,196,875)
Net loss per share, basic and diluted	$(0.20)	$(0.05)
Weighted average shares outstanding, basic and diluted	37,223,588	44,675,656

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2025

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	36,025,104	$3,603	$83,990,437	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	12,572	1	2,254	—	2,255
Issuance of Common Stock upon equity subscription	1,785,718	178	2,499,827	—	2,500,005
Stock-based compensation	—	—	244,685	—	244,685
Net loss	—	—	—	(7,468,061)	(7,468,061)
Balance, March 31, 2024	37,823,394	$3,782	$86,737,203	$(78,000,384)	$8,740,601

	Stockholders’ Deficit
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	44,541,295	$4,454	$93,781,511	$(100,556,137)	$(6,770,172)
Issuance of Common Stock upon exercise of stock options	8,210	1	1,653	—	1,654
Issuance of Common Stock to Square Gate	384,615	38	149,962	—	150,000
Issuance cost of Common Stock	—	—	(22,297)	—	(22,297)
Stock-based compensation	—	—	275,642	—	275,642
Net loss	—	—	—	(2,196,875)	(2,196,875)
Balance, March 31, 2025	44,934,120	$4,493	$94,186,471	$(102,753,012)	$(8,562,048)

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(7,468,061)	$(2,196,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,501	419,010
Stock-based compensation	244,685	275,642
Commitment fee	—	150,000
Changes in the carrying amount of right-of-use asset	(418)	—
Changes in operating assets and liabilities:
Accounts receivable	631,873	494,708
Prepaid expenses and other assets	302,640	(257,894)
Accounts payable and other liabilities	2,498,451	(2,398,447)
Operating lease liability	(56,541)	—
Net cash used in operating activities	(3,603,870)	(3,513,856)
Cash flows from investing activities:
Purchases of property and equipment	(129,709)	—
Net cash used in investing activities	(129,709)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,502,260	1,654
Proceeds from issuance of debt, net	1,750,000	—
Issuance costs for common stock	—	(22,297)
Debt repayment	(29,706)	(32,460)
Net cash provided by (used in) financing activities	4,222,554	(53,103)
Net increase (decrease) in cash and cash equivalents	488,975	(3,566,959)
Cash and cash equivalents at the beginning of the period	3,595,101	4,674,572
Cash and cash equivalents at the end of the period	$4,084,076	$1,107,613
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$244,269
Noncash operating, investing and financing activities:
Capital expenditures accrued, but not yet paid	$2,192,255	$—

See accompanying notes to the unaudited condensed interim financial statements.

1

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

Reverse Stock Split

On March 31, 2025, at a Special Meeting of the Stockholders (the “Special Meeting”), the stockholders of the Company approved a reverse stock split of all outstanding shares of the Common Stock, and the Board approved a reverse stock split of the Common Stock at a final ratio of one-for-forty (1::40) (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m. Eastern Time on April 11, 2025. The Common Stock commenced trading on a reverse split-adjusted basis when the markets opened on April 11, 2025, under the existing trading symbol “HCWB.”

The stockholders approved two other proposals at the Special Meeting, including approval of the use of an equity line of credit up to $40.0 million and the principal terms for the conversion of up to $6.6 million of the outstanding principal of Secured Notes.

The condensed interim financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 contained herein, are presented without giving effect to the Reverse Stock Split, except where the context otherwise requires. See Note 10. Subsequent Events.

Liquidity and Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the Company’s condensed interim financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of March 31, 2025, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products for the treatment of cancer and other age-related diseases. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and it expects to continue to incur operating losses for the foreseeable future. Since inception to March 31, 2025, the Company incurred cumulative net losses of $100.0 million. These losses reflect the events previously reported in the Form 10-K/A filed on May 15, 2024 with the Securities and Exchange Commission (“SEC”), involving reserve for credit losses and other expenses of $6.6 million. The reserve for credit losses and other expenses arose from two events previously reported by the Company on the Form 8-K filed on January 12, 2024 and the Form 8-K filed on May 1, 2024.

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a property at which the Company planned to build a facility to manufacture biologics and upgrade its research laboratory facilities. The loan is secured by a first priority lien on the property. As of March 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of March 31, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision.

On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. The Company intends to respond in a timely fashion to the BE&K and Fisk Complaints and cross-claims.

To date, the Company has funded operations primarily through the sale of stock, issuance of Senior Notes and other debt, and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. In the three months ended March 31, 2024 and 2025, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $1.1 million and $5,065, respectively.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with ImmunityBio and its affiliates. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party was required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Arbitration and related Complaint were dismissed on December 24, 2024. With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and it launched its new financing plan.

In the accompanying condensed balance sheet as of March 31, 2025, the Company reported a balance of $12.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $10,000 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. In the three months ended March 31, 2025, the Company received a $2.0 million insurance payment, which was paid directly to the law firm who represented Dr. Wong for his defense during the Arbitration. The insurance payment is reported within Legal expenses, net in the condensed interim statement of operations.

In multiple closings that occurred from March to October 2024, the Company issued an aggregate of $6.9 million in Secured Notes, which are secured by the Company’s shares of Wugen common stock. The Company’s holdings in Wugen common stock are reported within Investments on the accompanying condensed interim financial statements. The holders of $6.6 million of the outstanding principal for the Secured Notes agreed to Principal Terms for the conversion into shares of the Company’s common stock, par value $0.0001 (“Common Stock”), which were approved by the stockholders of the Company at the Special Meeting. On May 1, 2025, the converting holders of Secured Notes entered into the Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements to effect the conversion. The conversion occurred on May 7, 2025. See Note 10. Subsequent Events.

With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and it launched its new financing plan. Since that time, the Company has issued $11.9 million through issuance of equity securities. In November 2024, the Company raised gross proceeds of $6.9 million in a registered direct offering and a concurrent private placement of common stock and warrants. The offering, priced above market under Nasdaq rules and closed on November 20, 2024. On May 15, 2025, the Company closed an equity offering with gross proceeds of $5.0 million.

As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech Co., Ltd. (“WY Biotech”) agreed on the principal terms for an amendment to the WY Biotech License Agreement, an exclusive worldwide license agreement with WY Biotech for the rights to develop and commercialize one of HCWB’s preclinical product candidates, HCW11-006, for in vivo applications (the “Agreement”). Under the amended terms, the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025. There were no other material changes to the Agreement. In particular, the Company will retain the Opt-In Right thereunder, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the North America, South America, and Central America. The Company retains ex vivo rights. The Company completed its performance obligation to deliver a report on the characterization of the licensed molecule on May 13, 2025. As agreed under the amended terms, WY Biotech has 30 days to study this report and elect whether to continue with the Agreement, as which time the Agreement will be binding and the full $7.0 million upfront license fee will be due.

On February 20, 2025, the Company entered into an Equity Purchase Agreement (the “ELOC Purchase Agreement”) and a related Registration Rights Agreement with Square Gate Capital Master Fund, LLC - Series 4 (the “Investor”), pursuant to which the Company will have the right, but not the obligation, to sell to the Investor, and the Investor will have the obligation to purchase from the Company, up to $20.0 million (the “Maximum Commitment Amount”) worth of the Company’s shares of Common Stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. On March 12, 2025, the Company issued 384,615 shares of the Company’s Common Stock (subject to adjustment for the Reverse Stock Split) to the Investor in payment of the Commitment Fee (“Commitment Shares”). At the Special Meeting, stockholders approved the Company’s use of the ELOC Purchase Agreement. On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to the Investor, according to provisions of the ELOC Purchase Agreement. In addition, this registration statement also registered the underlying shares for the warrant issued in November 2024, which gives the holder the right to exercise the warrant for 6,717,000 shares of common stock at an exercise price of $1.03 per share (subject to adjustment for the Reverse Stock Split).

On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules for the Capital Markets tier. The Panel’s determination follows a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension and a clarifying amendment that the Company received on April 8, 2025, the Panel granted the Company’s request for continued listing on the Exchange on the Capital Markets tier, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 16, 2025.

As of the date of issuance of this Quarterly Report, the Company has completed several elements of its compliance plan to regain and maintain compliance with all Nasdaq Listing Rules. On March 31, 2025, there was a Special Meeting of the Stockholders of the Company, at which three matters were put to a vote, and all three proposals were approved, as noted below. Each proposal represented a critical element in the Company’s plan to regain compliance with all Listing Rules for the Nasdaq Exchange.

On May 13, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the Bid Price Rule, the public float requirement in Listing Rule 5550(a)(4) and the MVPHS Rule, as required by the Nasdaq Panel decision of April 8, 2025, as amended. The Company remains subject to the remaining terms of the Panel’s April 8, 2025, decision to provide an extension to the compliance period for other Listing Rules.

Since December 31, 2024, the Company completed the following transactions in furtherance of regaining compliance with the Nasdaq Listing Rule for the market value of listed securities under the alternative measure based on a minimum balance in stockholders’ equity:

•
An increase of $2.0 million on January 14, 2025, upon receipt of a $2.0 million insurance reimbursement for legal fees incurred for the defense of Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in connection with the Arbitration.
•
Access to up to $40.0 million through the ELOC Purchase Agreement. On February 20, 2025, the Company entered into the ELOC Purchase Agreement; and with a registration statement effective as of April 16, 2025, the Company may access up to $40.0 million of capital through the sale of stock to the Investor under the terms of the ELOC Purchase Agreement. The Company has not issued any shares under the ELOC Purchase Agreement as of the date of issuance of this Quarterly Report.

•
On April 17, 2025, the Company formally applied to move to the Nasdaq Capital Markets tier, thus we will refer to the Listing Rules for that tier for the compliance with all Listing Rules.
•
The Company completed the conversion of $6.6 million of the outstanding principal of the Secured Notes. Participating noteholders converted their outstanding principal into shares of the Company’s Common Stock at a conversion price of $0.65 per share (post-split, $26.00 per share), received warrants that may be exercised for a period of five years to purchase $3.3 million of Common Stock at an exercise price of $0.65 per share (post-split, $26.00 per share), and rights to receive their pro rata shares of 49.1% of the proceeds of the liquidation of the Company’s Wugen shares, if such an event occurs.
•
On May 15, 2025, the Company closed an equity offering with gross proceeds of $5.0 million through a follow-on offering of an aggregate of 671,140 units at a purchase price of $7.45 per unit priced at-the-market under Nasdaq rules. Each unit consisted of one share of Common Stock or one Pre-Funded Warrants to purchase one share of Common Stock, with two warrants, each of which can be exercised for one share of Common Stock for $7.45 per share. In addition, the Company entered into a privately negotiated agreement with the holder of certain existing outstanding warrants to purchase up to 167,925 shares of common stock (the “Existing Warrants”) to reduce the exercise price of such Existing Warrants from $41.20 per share to $7.45 per share.

As of March 31, 2025, the conclusion of a going concern assessment, before consideration of our financing plans, was that there is substantial doubt about the Company’s ability to continue as a going concern. The Company considered future elements of its financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in the going concern analysis, in addition to considering continued operating losses and the burden of obligations for expenses incurred in connection with past legal proceedings. Management concluded that there were no mitigating circumstances which alleviated the substantial doubt over its ability to continue as a going concern. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s audited financial statements and that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of March 31, 2025 and for the three-month periods ended March 31, 2024 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three-month period ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed interim balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 which appear in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”) and in other filings with the SEC.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel immunotherapies for diseases promoted by chronic inflammation, especially age-related diseases. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, our CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 8. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

Reclassification of Prior Period Presentation of Legal Expenses

Certain prior period amounts have been reclassified to distinguish between General and administrative expenses in the ordinary course of business and legal expenses incurred in connection with the arbitration and Settlement Agreement described in Liquidity and Going Concern in this Note 1. Reclassification of legal expenses incurred in connection with legal proceedings impacts the condensed interim statements of operations. There is no effect on reporting results of operations from prior periods.

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

For the three months ended March 31, 2024 and March 31, 2025, the Company recognized $1.1 million and $5,065 in revenue, respectively, all of which is related to sale of development supply materials to our licensee, Wugen.

Investments

The Company holds a minority interest in Wugen which is accounted for using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. As of March 31, 2025 and December 31, 2024, the Company included $1.6 million for the investment in Wugen in Investments in the accompanying condensed interim balance sheets. The Company used its equity interest in Wugen to collateralize the Secured Notes. See Note 3. Debt, Net.

Subsequent to March 31, 2025, the Company transferred some of its rights to receive proceeds from the sale or liquidation of Wugen shares, if such an event occurs. See Note 10. Subsequent Events.

The Company invests excess cash in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2024 and March 31, 2025, the Company had no Short-term investments.

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

2. Accrued Liabilities and Other Current Liabilities

As of December 31, 2024, the Company had a balance of $981,940 included in Accrued liabilities and other current liabilities in the audited condensed balance sheet, consisting of $422,000 for construction expenses, $49,000 for manufacturing expenses, $155,000 for legal fees, $121,000 for clinical expenses, $5,000 for bonus expense, $202,000 for salary expenses and $28,000 for other liabilities.

As of March 31, 2025, the Company had a balance of $1.2 million included in Accrued liabilities and other current liabilities in the accompanying condensed interim balance sheet, consisting of $422,000 for construction in progress, $49,000 for manufacturing expenses, $409,000 for legal fees, $127,000 for clinical expenses, $103,000 for salary and benefits and $54,000 for other liabilities.

3. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a property where the Company planned to construct a manufacturing facility for biologics and upgraded research laboratory facilities. The loan is secured by a first priority lien on the building.

As of March 31, 2025, the Company had $6.3 million in principal outstanding under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with covenants related to current payment of principal and interest as of March 31, 2025. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of December 31, 2024 and March 31, 2025, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2024 and March 31, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision. As of March 31, 2025, $6.3 million is included in Short-term debt, net in the accompanying condensed interim balance sheet.

Senior Secured Notes

As of March 31, 2024, the Company issued $2.0 million of Secured Notes which were classified as non-current liabilities in the accompany condensed interim balance sheet. Purchasers (as defined in the Note Purchase Agreement) included: Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $620,000; Rebecca Byam, Chief Financial Officer, who invested $220,000; and Gary M. Winer, member of our Board of Directors, who invested $50,000, as well as unrelated parties. As of March 31, 2024, the Company received $1.8 million in cash payments for the Secured Notes. A check payment of $250,000, that has since cleared, is included in Secured note receivable in the accompanying condensed interim balance sheet.

As of March 31, 2025, the Company issued $6.9 million of Secured Notes which were classified as non-current liabilities in the accompanying condensed interim balance sheet. Purchasers included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.4 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Lee Flowers, Senior Vice President of Business Development, who invested $25,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $140,000; Gary M. Winer, a member of our board of directors, who invested $60,000; Rick S. Greene, a member of the board of directors, who invested $25,000, as well as unrelated parties.

As of July 2, 2024, existing investors in Secured Notes unanimously agreed to an Amended and Restated Note Purchase Agreement and related documents (“Amended and Restated Note Purchase Agreement”). On September 30, 2024, existing investors approved an amendment to the Amended and Restated Note Purchase Agreement which extended the last closing date to October 31, 2024. No other terms were changed. Under the terms of the Amended and Restated Note Purchase Agreement, the Secured Notes continue to bear interest at a rate of 9% per annum, payable quarterly in arrears. The Secured Notes will mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest and other amounts owed under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of March 31, 2025 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes before the Maturity Date under certain circumstances. In the event of a Mandatory Prepayment, Secured Notes may receive a bonus payment based on the gross proceeds of the sale of the Pledged Collateral. If the Secured Notes are repaid on the Maturity Date, holders will receive their pro rata share of a fixed bonus payment of $3.4 million in addition to payment of outstanding principal and accrued and unpaid interest. If a bonus payment is paid, then there is no prepayment penalty. The Amended and Restated Note Purchase Agreement also contains default provisions, according to which, following an event of default, the Company may be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis based on a $10.0 million issuance of Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes. In the three months ended March 31, 2025, the Company recognized $273,059 in expenses for accretion of the fixed bonus payment due in the event the Secured Notes are repaid on the Maturity Date.

On May 7, 2025, certain Purchasers elected to convert $6.6 million of outstanding principal into shares of the Company’s Common Stock, warrants to purchase Common Stock and rights to a portion of the Company’s Wugen shares, according to Principal Terms of Conversion approved by the stockholders at the Special Meeting held on March 31, 2025. See Note 10. Subsequent Events.

4. Preferred Stock

As of December 31, 2024 and March 31, 2025, the Company had 10,000,000 shares of preferred stock authorized and no shares issued.

5. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2025
Numerator:
Net loss	$(7,468,061)	$(2,196,875)
Denominator:
Weighted-average common shares outstanding	37,223,588	44,675,656
Net loss per share, basic and diluted	$(0.20)	$(0.05)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At March 31,
	2024	2025
Common stock options	1,764,766	1,775,026
Potentially dilutive securities	1,764,766	1,775,026

6. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2024 and March 31, 2025:

	At December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,748,325	$—	$—	$3,748,325
Total	$3,748,325	$—	$—	$3,748,325

	At March 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$590,524	$—	$—	$590,524
Total	$590,524	$—	$—	$590,524

7. Income Taxes

The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2024 and March 31, 2025. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

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

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of March 31, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

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

There were no material changes to the measures for segment revenue, profit or loss, and other metrics since December 31, 2024. The tables below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2024 and March 31, 2025:

	Three Months Ended March 31,
	2024	2025
Revenues:
Revenues	$1,126,712	$5,065
Cost of revenues	(511,965)	(4,052)
Net revenues	614,747	1,013

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	779,747	701,106
Manufacturing and materials	576,301	262,798
Preclinical expenses	285,091	177,111
Clinical trials	266,640	187,820
Overhead allocations	215,505	149,876
Total research and development expenses	2,123,284	1,478,711
General and administrative
Salaries, benefits and related expenses	521,610	788,490
Professional services(a)	353,806	454,369
Facilities and office expenses	203,599	94,330
Depreciation expenses	67,081	61,237
Rent and occupancy expenses	42,716	49,750
Insurance	173,270	290,269
Taxes	34,155	32,592
Other expenses	169,855	183,501
Total general and administrative expenses	1,566,092	1,954,538
Other segment items(b)	4,393,432	(1,235,361)
Total operating expenses	8,082,808	2,197,888
Net segment loss	$(7,468,061)	$(2,196,875)

(a)	Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services related to SEC compliance, and legal fees related to patent filings.
(b)	Other segment items include the following unusual or nonrecurring items:

	Three Months Ended March 31,
	2024	2025
Arbitration legal fees, net	$4,419,034	$(1,739,493)
Accretion of fixed bonus upon maturity of Senior Notes, net	—	273,059
Interest expense	—	255,822
Other income, net	(25,602)	(24,749)
Other segment items	$4,393,432	$(1,235,361)

9. Commitments and Contingencies

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

For the three months ended March 31, 2024 and 2025, rent expense recognized by the Company was $47,838 and $50,556, respectively, of which $23,453 and $26,476, respectively, are included in research and development in the accompanying condensed interim statements of operations.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of March 31, 2025, it is under contract for obligations of $12,500 it expects to pay during the year ending December 31, 2025. On January 22, 2025, the Company entered into a forbearance agreement with BE&K to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the building. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. Upon the expiration of the forbearance agreement, BE&K took additional legal actions. See Legal - Other Matters below. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the property.

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

As reported in the Company’s Form 8-K filed on July 18, 2024 and described in Part II, Item 1. – “Legal Proceedings,” as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as the Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Arbitration and the Complaint were dismissed as of December 31, 2024.

Other Matters

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response to the BE&K Complaint. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Litigation. . The Company intends to respond in a timely fashion to the BE&K and Fisk Complaints and cross-claims.

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

The Company’s operations have been affected by many headwinds, including inflationary pressures, including those brought about by tariffs and other economic policies, high interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations as well as U.S. trade policies, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when procuring materials required for the buildout of our new manufacturing and laboratory facilities, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company's clinical trials, IND-enabling activities, buildout of the new manufacturing and laboratory facilities, as well as the Company's financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

10. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

At the Special Meeting, Stockholders approved three proposals, including the Reverse Stock Split, the issuance of up to $40.0 million of shares of the Company’s Common Stock to Investor under the terms of the ELOC Purchase Agreement, and the Principal Terms of Conversion for the conversion of at least $6.6 million of the outstanding principal of Secured Notes. Each proposal represented a critical element in the Company’s plan to regain compliance with all Listing Rules for the Nasdaq Exchange.

Subsequent to March 31, 2025, the Company completed the following elements of its plan to regain compliance with all Nasdaq Listing Rules:

•
On April 17, 2025, the Company formally applied to move to the Capital Markets tier, thus will refer to the Listing Rules for that tier for the compliance with all Listing Rules.
•
The Reverse Split was effective on April 11, 2025. On April 28, 2025, the Company completed 10 consecutive trading days with a trading price for its listed securities at $1.00 or above, thus achieving compliance with the minimum bid price rule. The Company remains in compliance as of the date of issuance of this Quarterly Report.
•
On April 16, 2025, after the SEC declared a registration statement effective, the Company has registered the underlying shares of Common stock for up to $40.0 million of shares issuable to Investor under the terms of a Equity Purchase Agreement.
•
On April 16, 2025, after the SEC declared a registration statement effective, the Company has registered the underlying shares of Common Stock for the Common Stock Warrant issued in its November 2024 financing.
•
On May 1, 2025, the noteholders of $6.6 million of outstanding principal of Secured Notes entered a definitive conversion agreement with the Company.

On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). The BE&K Complaint was filed by BE&K Building Group, LLC as Plaintiff and each of the Company, Cogent Bank, B&I Contractors, Southern Painting, Dash Door & Closer Service, Inc., Fisk Electric Company and Lotspeich Co. of Florida as Defendants. BE&K Building Group, LLC v. HCW Biologics, et al., CACE-25-004668 (Fla. 17th Cir. Ct. 2025) (the “BE&K Litigation”). The Company was also served with a cross claim from B&I Contractors and Dash Door & Closer Service, Inc. and a complaint filed by Fisk Electric Company. See Note 9. Commitments and contingencies - Legal, Other Matters.

On May 7, 2025, the noteholders of $6.6 million of the outstanding principal of the Secured Notes (participating noteholders) effected the conversion of the Secured Notes held by them into shares of the Company’s Common Stock at a conversion price of $26.00 per share (adjusted for the Reverse Stock Split), warrants to purchase approximately $3.3 million of the Company’s Common Stock at an exercise price of $26.00 per share (as adjusted for the Reverse Stock Split), and the right to their pro rata share of 49.1% of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold. This transaction was effected pursuant to the terms of a Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements dated as of May 1, 2025 (the “Conversion Agreement”). The conversion was completed on May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued unregistered shares of Common Stock (which are subject to a 180-day lock-up from the conversion date) and warrants to purchase up to $3.3 million of Common Stock that may be exercised at any time up to five years from the closing date (any such shares also subject to a 180-day lock-up from the conversion date).

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes will be converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, a member of the Company’s Board of Directors.

On May 13, 2025, the Company completed its performance obligation under the WY Biotech Agreement, as amended. By doing so, the Company delivered a technology transfer report which characterized the licensed molecules, HCW11-006. WY Biotech has a 30-day due diligence period during which it will assess the contents of this report. At the end of the due diligence period, WY may either elect to terminate the Agreement with no penalties or continue with the Agreement, as which point it would become binding.

On May 15, 2025, the Company closed on an equity offering with gross proceeds of $5.0 million through a follow-on offering of an aggregate of 671,140 units at a purchase price of $7.45 per unit priced at-the-market under Nasdaq rules. Each unit consisted of one share of Common Stock or one Pre-Funded Warrants to purchase one share of Common Stock, with two warrants, each of which can be exercised for one share of Common Stock for $7.45 per share. In addition, the Company has entered into a privately negotiated agreement with the holder of certain existing outstanding warrants to purchase up to 167,925 shares of common stock (the “Existing Warrants”) to reduce the exercise price of such Existing Warrants from $41.20 per share to $7.45 per share. Also on May 15, 2025, the Company received a notification for exercise of 177,140 of its 513,140 Pre-Funded Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB”, “we,” “us” and “our” refer to HCW Biologics Inc.

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

Business Highlights

Financing

Our financing strategy includes capital raising through the issuance of securities as well as business development transactions, especially out-licensing certain rights outside of our focus areas. The Company continues to evaluate its portfolio to identify compounds which may be good candidates for licensing or other collaborations, where it will be to our advantage to leverage the expertise and financial strength of a partner in the development of a compound or market.

Amendment of WY Biotech License Agreement

As we reported in a Form 8-K filed on March 19, 2025, the Company and WY Biotech Co., Ltd. (“WY Biotech”) agreed to amend their License, Research and Co-Development Agreement (“Agreement”) dated November 17, 2024, due to a delay in WY Biotech coming to a definitive agreement with their designated contract development and manufacturing organization (“CDMO”). Under the amended terms, the Company expects to receive the license fee of $7.0 million in June 2025. The Company delivered a report that characterizes the licensed molecule on May 13, 2025. WY Biotech has 30-days to accept this report and elect to continue the Agreement.

There were no other material changes to the Agreement, which involves the grant to WY Biotech of an exclusive, world-wide license to use and apply HCW11-006, a preclinical molecule, for in vivo applications. In particular, the Company will retain the Opt-In Right thereunder, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the North America, South America, and Central America. The Company retains ex vivo rights.

$5.0 Million Equity Offering and Restructuring Existing Warrants

On May 15, 2025, the Company closed on an equity offering with gross proceeds of $5.0 million through a follow-on offering of an aggregate of 671,140 units at a purchase price of $7.45 per unit priced at-the-market under Nasdaq rules. Each unit consisted of one share of Common Stock or one Pre-Funded Warrants to purchase one share of Common Stock, with two warrants, each of which can be exercised for one share of Common Stock for $7.45 per share. In addition, the Company has entered into a privately negotiated agreement with the holder of certain existing outstanding warrants to purchase up to 167,925 shares of common stock (the “Existing Warrants”) to reduce the exercise price of such Existing Warrants from $41.20 per share to $7.45 per share.

Project to Create Manufacturing Facility

The Company remains committed to establishing some control over our clinical supply of materials, and the supply of licensed molecules for our licensees. We have retained manufacturing rights for the licensed molecules under our license agreements. With the threat of pharmaceutical tariffs hanging over the biopharmaceutical industry, a growing list of major drug makers are bolstering their manufacturing footprints in the U.S.

On January 22, 2025, the Company entered a forbearance agreement with BE&K Building Group (“BE&K”) and certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. The forbearance agreement terminated on March 31, 2025, and the Company did not have financing in place to satisfy the liens. On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Subsequent to this filing date, certain other claims and cross claims were filed. See Part II, Item 1. – “Legal Proceedings.” The Company intends to respond in a timely fashion to the BE&K claims and cross-claims. Cogent Bank has not joined in these legal proceedings.

The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the property.

Compliance with Nasdaq Listing Rules

On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules. The Panel’s determination followed a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension and a clarifying amendment the Company received on April 8, 2025, the Panel granted the Company’s request for continued listing on the Exchange, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 16, 2025.

On March 31, 2025, at a Special Meeting of the Stockholders (the “Special Meeting”), stockholders approved three important elements of the Company’s compliance plan, including:

•
Approval of a Reverse Split of the Company’s common stock, which the Company effected on April 11, 2025 with a one-for-forty (1::40) ratio. As a result, Company regained compliance with the Nasdaq Listing Rule for Bid Price by the required date of April 28, 2025.
•
Approval of the issuance of up to $40.0 million of our Common Stock under the ELOC Purchase Agreement. As a result, the Company filed a registration statement to register the shares under the ELOC Purchase Agreement, which the SEC declared effective on April 16, 2025. The Company has not issued any shares under the ELOC Purchase Agreement as of the date of issuance of this Quarterly Report.
•
Approval of the Principal Terms for the conversion of at least $6.6 million of Secured Notes. The Company completed the conversion transaction on May 7, 2025.

On April 17, 2025, the Company formally applied to move to the Capital Markets tier, thus we will refer to the Listing Rules for that tier for the compliance with all Listing Rules.

We anticipate recognition of $7.0 million in revenues as a result of the upfront license fee from WY Biotech in June 2025. On May 13, 2025, the Company delivered the technology transfer report to WY Biotech. WY Biotech has 30 days to accept the report and elect to continue with the license agreement. Since November 2024 when we signed the WY Biotech License, the data generated from our internal research and external collaborators indicate that HCW-11-006 exhibits an unusual capacity of stimulating and expanding murine and human immune cells in vitro against tumor cells. We intend to co-author a pivotal publication that will be submitted to a top-tier, peer-reviewed scientific journal in the second quarter of 2025.

On May 13, 2025, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the Bid Price Rule, the public float requirement in Listing Rule 5550(a)(4) and the MVPHS Rule, as required by the Nasdaq Panel decision of April 8, 2025, as amended. The Company remains subject to the remaining terms of the Panel’s April 8, 2025, decision to provide an extension to the compliance period for other Listing Rules. The Company achieved compliance with the Bid Price rule on April 28, 2025, as required by the Nasdaq Panel. As of the date of issuance of this Quarterly Report, the Company continues to be in compliance with the Bid Price rule.

Several elements of our plan to regain compliance with the MVLS rule have been accomplished through the following transactions which have increased or have the potential to increase the Company’s balance of stockholders’ equity to reach the minimum of $2.5 million:

•
An increase of $2.0 million recognized on January 14, 2025, when the Company received a $2.0 million insurance reimbursement for legal fees incurred for the defense of Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in connection with the Arbitration.
•
The Company may issue shares of Common Stock up to $40.0 million through a Equity Purchase Agreement. The Company has not issued any shares under the Equity Purchase Agreement as of the date of issuance of this Quarterly Report.
•
An net increase of $5.8 million resulting from the conversion of the Secured Notes. The conversion was completed on May 7, 2025.

•
The Company closed an equity financing with gross proceeds of $5.0 million on May 15, 2025. Thereafter, the Convertible Bridge Notes with outstanding principal of $270,000 will convert into common stock at a price of $7.45 per share, according to the terms of the agreement.

Clinical Development

HCW9302

On January 28, 2025, the Company received clearance of its IND from the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA approved treatments.

The Company intends to include up to five clinical sites in this study. Negotiations with three clinical sites are currently underway, and the Company estimates at least one site may open and initiate the study early in the third quarter of 2025.

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

HCW9206

The Company recently announced results of studies of our proprietary compound, HCW9206, and its availability for commercialization. Given the results of the studies, HCW9201 has the potential to provide a solution for key challenges facing CAR-T therapies. While CAR-T therapy is a revolutionary technology that continues to play a pivotal role in treatment of cancer, autoimmune diseases, and age-related diseases, it faces challenges. In the result of the studies shared by the Company, we showed that HCW9206 has the potential to significantly reduce costs and improve clinical efficacy of engineered effector T cells. This data was first shared at the 2025 Annual Meeting of American Association of Immunologists.

HCW9206 is a proprietary fusion protein shown to be highly effective at generating chimeric T-cell receptor - T cells (CAR-Ts) for immunotherapy. HCW9206 is a novel class of immunotherapeutic drug that enables the combination of multiple immune stimulatory cytokines within a single molecule. The activity of HCW9206 was significantly better than that of standard methods employing anti-CD3/anti-CD28 and IL-2 regents for CAR lentiviral transduction and subsequent expansion of human CAR-Ts.

The Company’s research collaborator Dr. Harris Goldstein’s Lab at Albert Einstein College of Medicine, Bronx, New York, recently presented findings of these studies at the 2025 Annual Meeting of American Association of Immunologists (AAI 2025), Honolulu, HI. The poster presentation showed that HCW9206 is not only a better reagent than the current anti-CD3/anti-CD28/IL-2 method for CAR-T viral transduction, it also effectively expanded stem cell-like memory T cells (Tscm) carrying the CAR constructs. It is well known that the Tscm subset of T cells exhibits better targeted cell killing and persistence than other subsets of T cells, including memory T cells, following adoptive transfer into patients. In experimental humanized models in mice, adoptively transferred HCW9206-generated HIV- and CD19-specific CAR-T displayed more potency in the suppression of HIV-1 and leukemic cells with enhanced persistence, respectively, when compared with the same CAR-Ts generated with the standard methods. The results of these studies represent an alternative novel strategy for CAR-T cell production with the advantage of generating a large population of CAR-Ts with a Tscm cell phenotype, which should enhance the persistence of CAR-Ts in patients. This strategy will likely improve long-term survival of disease-specific CAR-Ts following adoptive transfer and enable sustained suppression of malignancies, chronic infections and autoimmune diseases.

The GMP master cell bank of HCW9206 and its manufacturing process has been established, and its drug master file as an ex vivo reagent has been filed with the US Food and Drug Administration. The Company is now seeking commercial partnerships for HCW9206 regent sale and/or integration into CAR-T based manufacturing processes.

Trends and Uncertainties

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

The Company’s operations have been affected by many headwinds, including inflationary pressures, including those brought about by tariffs and other economic policies, high interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations as well as U.S. trade policies, financial market volatility and currency movements. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain services and materials, which in some cases impacts the cost and timing of clinical trials and IND-enabling activities. In addition, we have been impacted by inflation when procuring materials required for the buildout of our new manufacturing and laboratory facilities, the costs for recruiting and retaining employees and other employee-related costs. Further, rising interest rates would also increase borrowing costs to the extent that the Company takes on any additional debt. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. However, the extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Item 1A. “Risk Factors” in our Annual Report.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees in the executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include third-party costs such as insurance costs, fees for professional services, such as legal fees in the ordinary course of business, accounting advisors, auditing and tax services, facilities administrative costs, and other expenses.

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

Legal Expenses

Legal expenses include fees incurred by the Company in its own defense and that of Dr. Hing C. Wong, our Founder and Chief Executive Officer, with a legal matter brought against the Company and Dr. Wong by a former employer of Dr. Wong.

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

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part I, Item 3. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell as well as a Complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Arbitration and related Complaint were dismissed as of December 31, 2024.

Interest Expense

Interest expense includes interest paid on debt. This includes interest due on the Cogent Bank loan and Secured Notes issued by the Company.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended March 31,
	2024	2025
Revenues:
Revenues	$1,126,712	$5,065
Cost of revenues	(511,965)	(4,052)
Net revenues	614,747	1,013

Operating expenses:
Research and development	2,123,284	1,478,711
General and administrative	1,566,092	2,227,597
Legal expenses, net	4,419,034	(1,739,493)
Total operating expenses	8,108,410	1,966,815
Loss from operations	(7,493,663)	(1,965,802)
Interest expense	—	(255,822)
Other income, net	25,602	24,749
Net loss	$(7,468,061)	$(2,196,875)

Comparison of the Three Months ended March 31, 2024 and March 31, 2025

Revenues

The Company recognized revenues of $1.1 million and $5,065 for the three months ended March 31, 2024 and 2025, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen. There were no deferred revenues as of March 31, 2024 or March 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and March 31, 2025:

	Three Months Ended March 31,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$779,747	$701,106	$(78,641)	(10)%
Manufacturing and materials	576,301	262,798	(313,503)	(54)%
Preclinical expenses	285,091	177,111	(107,980)	(38)%
Clinical trials	266,640	187,820	(78,820)	(30)%
Other expenses	215,505	149,876	(65,629)	(30)%
Total research and development expenses	$2,123,284	$1,478,711	$(644,573)	(30)%

Research and development expenses decreased by $644,573, or 30%, from $2.1 million for the three months ended March 31, 2024 to $1.5 million for the three months ended March 31, 2025. The decrease was primarily due to a decline in manufacturing and materials and preclinical expenses, but expenses in all categories declined.

Salaries, benefits, and related expenses decreased by $78,641, or 10%, from $779,747 for the three months ended March 31, 2024 to $701,106 for the three months ended March 31, 2025. This decrease was primarily attributable to decreases of $42,600 in salaries and $36,546 in employee benefits. Lower salaries can be attributed to maintaining the reduced headcount that resulted from a cost reduction program the Company put in place in the second quarter of 2024.

Manufacturing and materials expense decreased by $313,503, or 54%, from $576,301 for the three months ended March 31, 2024 to $262,798 for the three months ended March 31, 2025. In the three months ended March 31, 2024, costs were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101, which was substantially wrapped up prior to the three months ended March 31, 2025.

Expenses associated with preclinical activities decreased by $107,980, or 38%, from $285,091 for the three months ended March 31, 2024 to $177,111 for the three months ended March 31, 2025. In the three months ended March 31, 2024, toxicology and other IND-enabling studies were winding down, as we prepare to submit the IND application in the fourth quarter of 2024. The Company received clearance of its IND from FDA in the three months ended March 31, 2025.

Expenses associated with clinical activities decreased by $78,820, or 30%, from $266,640 for the three months ended March 31, 2024 to $187,820 for the three months ended March 31, 2025. In the three months ended March 31, 2024, the Company completed two clinical studies evaluating HCW9218 in cancer indications. The decline in expenses mainly consists of decreases in $57,656 in patient-related fees and $26,137 in collaborations, sponsorships and other professional fees, partially offset by an increase of $11,739 in other clinical trial costs for data management and similar activities.

Other expenses, which include overhead allocations, decreased by $65,629, or 30%, from $215,505 for the three months ended March 31, 2024 to $149,876 for the three months ended March 31, 2025. This decrease is primarily attributable to a $46,721 decrease allocation of depreciation for scientific equipment, a $16,824 decrease in expenses for equipment and supplies and a $6,437 decrease in travel and travel-related expenses, partially offset by a $4,351 increase in allocations for rent and utilities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and March 31, 2025:

	Three Months Ended March 31,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$521,610	$788,490	$266,880	51%
Professional services	353,806	454,369	100,563	28%
Facilities and office expenses	203,599	94,330	(109,269)	(54)%
Accretion of fixed bonus upon maturity of Senior Notes, net	—	273,059	273,059	NM
Depreciation	67,081	61,237	(5,844)	(9)%
Rent and occupancy expense	42,716	49,750	7,034	16%
Other expenses	377,280	506,362	129,082	34%
Total general and administrative expenses	$1,566,092	$2,227,597	$661,505	42%

General and administrative expenses increased $661,505, or 42%, from $1.6 million for the three months ended March 31, 2024 to $2.2 million for the three months ended March 31, 2025. The increase is primarily due to increases in salaries and benefits and the accretion expense related to the fixed bonus payment due to the holders of the Secured Notes, in the event they are repaid on the Maturity Date.

Salaries, benefits and related expenses increased by $226,880, or 51%, from $521,610 for the three months ended March 31, 2024 to $788,490 for the three months ended March 31, 2025. The increase can be explained by a contra-expense recognized in the three months ended March 31, 2024, as a result of a waiver of $293,159 for performance-based bonuses due to officers of the Company that were earned in 2022 and deferred until the time they were waived. Excluding this unusual adjustment, in the three months ended March 31, 2025, salaries, benefits and related expenses decreased by $26,279, or 3%, from $814,769 for the three months ended March 31, 2024 to $788,490 for the three months ended March 31, 2025. Decreases of $45,625 in salaries and related payroll expenses and $10,707 in employee benefits, were partially offset by an increase of $30,053 in stock-based compensation expenses.

Professional services increased by $100,563, or 28%, from $353,806 for the three months ended March 31, 2024 to $454,369 for the three months ended March 31, 2025. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The increase is primarily attributable to a $146,281 increase in fees incurred for professional services such as technical accounting advisors, consultants to advise the Company on regaining compliance with all Nasdaq listing rules, audit fees, and tax advisory fees, partially offset by a decrease of $53,506 in legal services related to patents. As a result of the Settlement Agreement, the Company agreed to maintain certain patent protection for rights retained under the Settlement Agreement as well as new patents related to the TRBC drug discovery and development platform and compounds created using this platform.

Facilities and office expenses decreased by $109,269, or 54%, from $203,599 for the three months ended March 31, 2024 to $94,330 for the three months ended March 31, 2025, primarily due to decreases of $94,753 in fees paid for licenses, software and IT services and $14,516 in expenses for utilities and other services, such as electricity and waste disposal.

Other expenses increased by $129, 082, or 34%, from $377,280 for the three months ended March 31, 2024 to $506,362 for the three months ended March 31, 2025. The increase is primarily attributable a $116,999 increase in insurance-related costs.

Legal Expenses

In the three months ended March 31, 2024, the Company incurred $4.4 million in legal expenses in connection with the Arbitration. The Company incurred legal expenses on its own behalf and on behalf of Dr. Wong in preparation for the hearing, which took place in May 2024. The Arbitration was settled on July 13, 2024, and the Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024.

In the three months ended March 31, 2025, the Company incurred $260,507 of legal expenses related to the Arbitration. We anticipate we will continue to incur expenses for the costs of remaining in compliance with the terms of the Settlement Agreement.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date (the “2022 Loan”). We borrowed $6.5 million under this agreement. Amounts outstanding on the term loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 48 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. Related to the 2022 Loan, in the three months ended March 31, 2024, we paid $93,789 in cash for interest. For the three months ended March 31, 2024, interest was capitalized. For the three months ended March 31, 2025, we paid interest expense of $91,035 related to the 2022 Loan.

From March 31, 2024 to October 30, 2024, the Company issued $6.9 million in Secured Notes in multiple closings. The Senior Notes bear interest at an annual rate of 9%, payable quarterly in arrears. During the three months ended March 31, 2025, the Company incurred $153,234 interest expenses related to the Senior Notes. In addition, the Company recognized $11,553 for the accretion of debt issuance costs included with Interest expense on the condensed interim statement of operations.

Other Income, Net

Other income, net had a de minimis decrease from $25,602 for the three months ended March 31, 2024 to $24,749 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, our principal source of liquidity was $1.1 million in cash and cash equivalents, including money market investments, and as a result, there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Quarterly Report. We considered elements of our financing plan that were probable and likely to be implemented within the next year. While we have already begun to successfully execute our financing plan, including a $6.9 million financing in November 2024, a Equity Purchase Agreement that may allow the Company to sell shares to an Investor if certain conditions are met, and a license agreement with $7.0 million in minimum guarantees payments which the Company expects to receive in 2025, we concluded that remaining steps in our financing plan are not probable and thus they were not sufficient to include in our going concern analysis.

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a property at which the Company planned to build a facility to manufacture biologics and upgrade its research laboratory facilities. The loan is secured by a first priority lien on the property. As of March 31, 2025, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of March 31, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision.

On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims in response thereto. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. The Company intends to respond in a timely fashion to the BE&K and Fisk Complaints and cross-claims.

As reported in the Company’s Form 8-K filed on July 18, 2024 and further described in Part II, Item 1. – “Legal Proceedings” below, as of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with ImmunityBio and its affiliates. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party was required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. The Arbitration and related Complaint were dismissed on December 24, 2024. With the execution of the Settlement Agreement, we resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and we launched our new financing plan.

In the accompanying condensed balance sheet as of March 31, 2025, the Company reported a balance of $12.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $10,000 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and it launched its new financing plan. In the three months ended March 31, 2025, the Company received a $2.0 million insurance payment, which was paid directly to the law firm that represented Dr. Wong for his defense during the Arbitration. The insurance payment is reported within Legal expenses, net in the condensed interim statement of operations.

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

As the Company disclosed in the Form 8-K filed on March 19, 2025, the Company and WY Biotech Co., Ltd. (“WY Biotech”) agreed on the principal terms for an amendment to the WY Biotech License Agreement, an exclusive worldwide license agreement with WY Biotech for the rights to develop and commercialize one of HCWB’s preclinical product candidates, HCW11-006, for in vivo applications (the “Agreement”). Under the amended terms, the parties agreed to restructure the payment schedule for the $7.0 million upfront license fees, including delaying the initial $4.0 million portion thereof that was originally due on or about March 17, 2025. There were no other material changes to the Agreement. In particular, the Company will retain the Opt-In Right thereunder, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in the North America, South America, and Central America. The Company retains ex vivo rights. The Company completed its performance obligation to deliver a report on the characterization of the licensed molecule on May 13, 2025. As agreed under the amended terms, WY Biotech has 30 days to study this report and elect whether to continue with the Agreement, as which time the Agreement will be binding and the full $7.0 million upfront license fee will be due.

On February 20, 2025, the Company entered into a Equity Purchase Agreement (the “Equity Purchase Agreement”) and a related Registration Rights Agreement with Square Gate Capital Master Fund, LLC - Series 4 (the “Investor”), pursuant to which the Company will have the right, but not the obligation, to sell to the Investor, and the Investor will have the obligation to purchase from the Company, up to $20.0 million (the “Maximum Commitment Amount”) worth of the Company’s shares of common stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. On March 12, 2025, the Company issued 384,615 shares of the Company’s Common Stock (subject to adjustment for the Reverse Stock Split) to the Investor in payment of the Commitment Fee (“Commitment Shares”). On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to the Investor, according to provisions of the Equity Purchase Agreement. In addition, this registration statement also registered the underlying shares for the warrant issued in November 2024, which gives the holder the right to exercise the warrant for 6,717,000 shares of common stock at an exercise price of $1.03 per share (subject to adjustment for the Reverse Stock Split).

In order to be able to optimize our financing strategy, the Company is focused on making progress to achieve full compliance with all Listing Rules for the Capital Markets tier. On March 3, 2025, the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) granted the Company an extension in which to regain compliance with all Nasdaq continued listing rules for the Capital Markets tier. The Panel’s determination follows a hearing on February 13, 2025, at which the Panel considered the Company’s plan to regain compliance with Listing Rules 5450(a)(1), 5450(b)(2)(A) and 5450(b)(2&3)(C), the minimum bid price (“Bid Price”), the market value of publicly held securities (“MVPHS”) and the market value of listed securities (“MVLS”) rules, respectively. As a result of the extension and a clarifying amendment that the Company received on April 8, 2025, the Panel granted the Company’s request for continued listing on the Exchange on the Capital Markets tier, provided that the Company demonstrates compliance with the Bid Price Rule by April 28, 2025, and all other Exchange continued listing rules by June 16, 2025.

The Company achieved the following elements of plan to regain compliance with all Nasdaq listing rules:

After a Reverse Stock Split became effective on April 11, 2025, on April 28, 2025, the Company met compliance requirements for Listing Rule for Bid Price by maintaining its trading stock price at $1.00 or above for a period of 10 consecutive trading days.

As of the date of issuance of this Quarterly Report, the Company is in compliance with the Bid Price rule. We are making progress toward regaining and maintaining compliance with Nasdaq Listing Rule for the market value of listed securities under the alternative rule related to maintaining a minimum balance of $2.5 million in stockholders’ equity, through the following transactions:

•
An increase of $2.0 million recognized on January 14, 2025, when the Company received a $2.0 million insurance reimbursement for legal fees incurred for the defense of Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, in connection with the Arbitration.
•
Potential access to $40.0 million through the issuance of shares of Common Stock under the ELOC Purchase Agreement which the Company entered with Square Gate Capital Master Fund LLC - Series 4 on February 20, 2025. Such shares were registered under a registration statement that became effective as of April 16, 2025. The Company has not issued any shares under the ELOC Purchase Agreement as of the date of issuance of this Quarterly Report.

•
An net increase of $5.8 million resulting from the conversion of the Secured Notes. On May 1, 2025, the Company entered into a definitive conversion agreement with the holders of $6.6 million of the outstanding principal of the Secured Notes, to convert the Secured Notes for shares of the Company’s Common Stock, warrants to exercise to purchase up to $3.3 million of shares of Common Stock, and a portion of the proceeds from the sale of the Company’s shares of Wugen common stock, if and when such an sale occurs. The conversion was completed on May 7, 2025.
•
The Company issued equity securities to raise proceeds of $5.0 million on May 15, 2025. Thereafter, the Convertible Bridge Notes with outstanding principal of $270,000 will convert into common stock at a price of $7.45 per share, according to the terms of the agreement. See further discussion below.

On May 15, 2025, the Company completed a $5.0 million follow-on offering of an aggregate of 671,140 units at a purchase price of $7.45 per unit priced at-the-market under Nasdaq rules. Each unit consisted of one share of Common Stock or one Pre-Funded Warrants to purchase one share of Common Stock, with two warrants, each of which can be exercised for one share of Common Stock for $7.45 per share. In addition, the Company entered into a privately negotiated agreement with the holder of certain existing outstanding warrants to purchase up to 167,925 shares of common stock (the “Existing Warrants”) to reduce the exercise price of such Existing Warrants from $41.20 per share to $7.45 per share.

On May 13, 2025, the Company delivered a technology transfer report to WY Biotech. Since November 2024 when we signed the WY Biotech License, the data generated from our internal research and external collaborators indicate that HCW-11-006 exhibits an unusual capacity for stimulating and expanding murine and human immune cells in vitro against tumor cells. We intend to co-author a pivotal publication that will be submitted to a top-tier, peer-reviewed scientific journal in the second quarter of 2025. We expect WY Biotech to elect to continue, in which case the Company will recognize $7.0 million in revenues in June 2025.

In addition to equity financings, a key strategy in our financing plan is identifying candidates in our sizeable molecule portfolio would be appropriate to develop through business development transactions, especially out-licensing. In the second quarter of 2025, we intend to begin our search for an appropriate partner to commercialize our Immune-Cell Engagers, including T-Cell Engagers, created using our TRBC drug discovery and development platform. However, if the Company is not successful in raising additional capital through these activities, management may need to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis as of March 31, 2025 was not alleviated.

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
•
impact of future arbitration, litigation, regulatory inquiries, or investigations, as well as costs to indemnify our officers and directors against third-party claims related to our patents and other intellectual property:

•
cost and timing of buildout of the Company’s new manufacturing and laboratory facilities, including manufacturing for biologics and upgraded research and development facilities, including risks of cost overruns and delays, and ability to obtain additional financing, if needed;
•
impact of legal actions taken by BE&K and other lien holders related to foreclosure and other claims; and
•
costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive regulatory approval.

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

Comparison of the Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2025

The following table summarizes our cash flows for the three months ended March 31, 2024 and March 31, 2025:

	Three Months Ended March 31,
	2024	2025
Cash used in operating activities	$(3,603,870)	$(3,513,856)
Cash used in investing activities	(129,709)	—
Cash provided by (used in) financing activities	4,222,554	(53,103)
Net increase (decrease) in cash and cash equivalents	$488,975	$(3,566,959)

Operating Activities

Net cash used in operating activities were $3.6 million for the three months ended March 31, 2024 and $3.5 million for the three months March 31, 2025.

Cash used in operating activities for the three months ended March 31, 2024 consisted primarily of net loss for the period of $7.5 million, partially offset by cash provided by operations from a $2.5 million increase from Accounts payable and other liabilities, a $631,873 decrease in Accounts receivable, and a $302,640 decrease in Prepaid expenses and other assets. Further offsets were provided by noncash adjustments arising from an addback of $243,501 for depreciation and amortization and an addback of $244,685 from stock-based compensation.

Cash used by operating activities for the three months ended March 31, 2025 consisted primarily of net loss for the period of $2.2 million, as well as cash used due to an decrease of $398,447 in Accounts payable and other liabilities, an increase of $257,894 in Prepaid expenses and other assets, and a $2.0 million payment for legal fees, as a result of an insurance reimbursement for legal fees incurred on behalf of Dr. Hing Wong, the Company’s Founder and Chief Executive Officer, for his defense costs associated with the Arbitration, in prior periods, which was paid directly to the law firm involved. See Part II, Item 1, “Legal Proceedings.” The uses were partially offset by cash provided by operations, which consisted of a $494,708 decrease in Account receivable and noncash adjustments of $419,010 for Depreciation, amortization and accretion, $275,642 for stock-based compensation and $150,000 for a Commitment Fee paid in shares of the Company’s Common Stock.

Investing Activities

Cash used by investment activities for the three months ended March 31, 2024 consisted of $129,709 used for purchases of property and equipment. There was no cash used in or provided by investment activities in the three months ended March 31, 2025.

Financing Activities

During the three months ended March 31, 2024, the $4.2 million of cash provided by financing activities consisted of an increase arising from a $2.5 million private placement of the Company’s common stock and cash received from the issuance of $1.8 million of Secured Notes. Subsequent to March 31, 2024, a check for the remaining $250,000 cleared to bring the total of cash received from the issuance of Secured Notes to $2.0 million. The increase in cash provided by financing activities were partially offset by a $29,706 decrease arising from debt repayment.

During the three months ended March 31, 2025, the $53,103 of cash used by financing activities consisted primarily of $32,460 for a debt repayment and $22,297 for issuance of Common Stock.

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

Recent Accounting Pronouncements

See Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we had cash and cash equivalents of $1.1 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed interim balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Settlement and General Release: Arbitration

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

Pursuant to the Settlement Agreement, the Company transferred and assigned to ImmunityBio ownership of certain intellectual property (including issued patents, pending patent applications, and know-how) for TOBI-based molecules. The Company retains the worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive right and license to exploit HCW9218 for all age-related diseases other than cancer. The Company also retains the right to develop treatments for all indications with respect to HCW9302 and HCW9206, which, along with HCW9218, are the lead product candidates in the Company’s clinical development pipeline. ImmunityBio has the exclusive right to pursue oncology indications with all of the TOBI-based molecules designed with a TGF-β domain, including HCW9218. Under the Settlement Agreement ImmunityBio also receives an exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TOBI platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, IL-15, and IL-21 in the oncology field. The Company’s ownership and rights with respect to HCW9302, HCW9206 and HCW9201 are expressly excluded from the rights transferred to ImmunityBio for oncology indications. In addition, ImmunityBio received a non-exclusive license to exploit HCW9201 administered by injection for oncology indications.

The Company retains ownership and control of the TOBI platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBI platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the Wugen license and shares of Wugen common stock transferred to the Company as the upfront licensing fee from Wugen for granting the Wugen license. For our molecule, HCW9218, we maintain the exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing for the treatment of cancer and other age-related diseases. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. However, as of the reported date, the supply agreement of HCW9218 is not yet in place. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

Other Matters

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response thereto. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. The Company intends to respond in a timely fashion to the BE&K and Fisk Complaints and cross-claims.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in our Annual Report. The risk factors included our Annual Report continue to apply to us and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Shares of Common Stock

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

Sale of Unregistered Warrants

On November 18, 2024, the Company entered into a securities purchase agreement (“SPA”) with a single institutional investor (the "Purchaser") pursuant to which the Company agreed to offer and sell (i) in a registered direct offering (the “Registered Offering”) (x) 4,160,000 shares (the “Shares”) of the Company’s Common Stock and (y) pre-funded warrants to purchase up to 2,557,000 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), unregistered warrants to purchase up to an aggregate of 6,717,000 shares of Common Stock (“Common Stock Warrants”). The combined purchase price for each Share and accompanying Common Stock Warrant to purchase one share of common stock was $1.03 per Share and the combined purchase price for each Pre-Funded Warrant and accompany Common Stock Warrant to purchase one share of Common Stock is $1.0299.

The gross proceeds to the Company from the Offering are approximately $6.9 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on November 20, 2024.

Issuance of Unregistered Shares of Common Stock for Commitment Shares

The Company issued 384,615 shares of the Company’s Common Stock on March 12, 2025, which were subject to an adjustment for the Reverse Stock Split. These shares were issued in connection with an Equity Purchase Agreement (“EPA”) and a Registration Rights Agreement (the “RRA”) the Company entered into with Square Gate Capital Master Fund, LLC – Series 4, a series limited liability company organized in the State of Delaware (the “Investor”). Pursuant to Section 6.4(a) of the EPA, following expiration of the Investor’s Due Diligence Period (as defined in the EPA), the Company is obligated to pay to the Investor a commitment fee of $150,000 (the “Commitment Fee”), which is required to be in the form of a number of shares of the Company’s Common Stock, valued at the closing share price of the Common Stock on The Nasdaq Stock Market on February 19, 2025.

On April 16, 2025, the SEC declared the registration statement effective which registered the Commitment Shares, and the shares were transferred to the Investor. The Company released the Commitment Shares to the Investor, without restrictions. The number of shares issued to the Investor reflected the Reverse Stock Split, which was effective on April 11, 2025.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Upon a qualifying event involving a transaction such as an acquisition, merger or initial public offering in which the Pledged Collateral can be sold or liquidated prior to the Maturity Date, subject to certain limitations (such as a threshold price per share in the case of an initial public offering), the Company agreed to repay all indebtedness (including accrued interest) related to the Secured Notes plus a Bonus Payment (as defined in the Amended and Restated Note Purchase Agreement). If there is no such mandatory redemption prior to the Maturity Date, the Company agreed to pay the holders of Secured Notes a Bonus Payment under certain circumstances.

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

The foregoing descriptions of the Amended and Restated Note Purchase Agreement, Amended and Restated Senior Notes, Escrow Agreement and Amended and Restated Pledge Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Form of Amended and Restated Senior Secured Note Purchase Agreement, Form of Senior Secured Promissory Note, Form of the Amended and Restated Pledge Agreement and Form of Amended and Restated Escrow Agreement, copies of which are filed as Exhibit 10.21 (and Exhibit 10.25 for the first amendment thereto as amended on September 30, 2024), Exhibit 10.22, Exhibit 10.23 and Exhibit 10.24, respectively, to our Annual Report and on Form 10-K are incorporated herein by reference.

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

On February 20, 2025, the Company and certain Noteholders agreed to Principal Terms for Conversion of their Secured Notes. Noteholders and the Company agreed that, subject to stockholder approval, at least $6.6 million principal amount of the Secured Notes will be converted into shares of our Common Stock at a conversion price of $0.65 per share ($26.00 per share, as adjusted for the Reverse Stock Split). As part of the conversion, the Company will issue warrants to purchase shares of our Common Stock to the converting Noteholders for up to an additional $3.3 million of shares of our Common Stock, at an exercise price of $0.65 per share ($26.00 per share, as adjusted for the Reverse Stock Split). Upon conversion, converting Noteholders would be subject to a lock-up period of 180 days from the date of conversion. Further, the Escrow Agreement will be amended such that the proceeds from the Pledged Collateral will be allocated among the Company and the converting Noteholders, as provided for in the Principal Terms. The conversion of principal amount of the Secured Notes will result in a dollar-for-dollar increase in stockholders’ equity (partially offset by the carrying value of the portion of the Company’s investment in the Pledged Collateral the proceeds of which will be paid to converting Noteholders), contributing to the Company’s plan to gain compliance with the Nasdaq Minimum Shareholder Equity Rule and to maintaining listing of the our Common Stock on Nasdaq.

The Principal Terms of Conversion were approved at a Special Meeting of Stockholders held on March 31, 2025 and were effected pursuant to the terms of that certain Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements dated as of May 1, 2025 (the “Conversion Amendment”). On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued unregistered shares of Common Stock and warrants to purchase an up to $3.3 million of Common Stock with terms as agreed in the Principal Terms for Conversion.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit No.	Filing Date

10.1	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	10-K	011-40591	10.33	03/28/2025
10.2	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	10-K	011-40591	10.34	03/28/2025
10.3	Definitive Proxy Statement dated February 21, 2025, on Form 14A, including Appendices	10-K	011-40591	10.35	03/28/2025
10.4	Form of Promissory Note, dated May 8, 2025, between the Company and Holder					X
10.5	Form of Guaranty and Pledge Agreement, dated May 8, 2025, between the Dr. Hing C. Wong and Lender					X
10.6	Form of Unsecured Convertible Promissory Note, dated May 5, 2025, between the Company and Holder					X
10.7	Form of Placement Agency Agreement, dated May 13, 2025, between Company and Maxim Group LLC	8-K	011-40591	10.1	05/15/2025
10.8	Form of Securities Purchase Agreement, dated May 13, 2025, between the Company and Purchaser	8-K	011-40591	10.2	05/15/2025
10.9	Form of Pre-Funded Warrant Purchase Agreement, dated May 13, 2025, between Company and Holder	8-K	011-40591	4.2	05/15/2025
10.10	Form of Common Stock Warrant Purchase Agreement, dated May 13, 2025, between Company and Holder	8-K	011-40591	4.1	05/15/2025
10.11	Form of Common Stock Warrant, original issue date November 20, 2024, between Company and Holder, as amended	8-K	011-40591	4.3	05/15/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2024 and March 31, 2025 (unaudited); (ii) the Condensed Statements of Operations for the three months ended March 31, 2024 (unaudited) and March 31, 2025 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 (unaudited) and March 31, 2025 (unaudited); (v) the Condensed Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and March 31, 2025

						X

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

HCW Biologics Inc.

Date: May 15, 2025	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)