Form 10-Q
period 2025-06-30
HCW Biologics Inc.
filed 2025-08-18
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 2,151,607 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2024	2025
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,674,572	$2,438,962
Accounts receivable, net	582,201	21,611
Prepaid expenses	328,181	295,543
Other current assets	113,528	141,009
Total current assets	5,698,482	2,897,125
Investments	1,599,751	3,348,438
Property, plant and equipment, net	22,909,869	22,635,596
Other assets	28,476	28,477
Total assets	$30,236,578	$28,909,636
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable	$22,332,261	$19,354,476
Accrued liabilities and other current liabilities	981,940	1,070,421
Short-term debt, net	6,314,684	6,421,204
Total current liabilities	29,628,885	26,846,101
Debt, net	7,377,865	367,151
Contingent liability - related party	—	1,748,356
Total liabilities	37,006,750	28,961,608
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 1,113,532 shares issued at December 31, 2024; 250,000,000 shares authorized and 2,146,601 shares issued at June 30, 2025	111	215
Additional paid-in capital	93,785,854	104,628,555
Accumulated deficit	(100,556,137)	(104,680,742)
Total stockholders’ deficit	(6,770,172)	(51,972)
Total liabilities and stockholders’ deficit	$30,236,578	$28,909,636

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenues:
Revenues	$618,854	$6,550	$1,745,566	$11,615
Cost of revenues	(438,443)	(5,240)	(950,408)	(9,292)
Net revenues	180,411	1,310	795,158	2,323

Operating expenses:
Research and development	2,029,186	1,226,824	4,152,470	2,705,536
General and administrative	1,594,193	2,096,021	3,160,285	4,302,301
Legal expenses (recoveries), net	10,393,042	142,542	14,812,076	(1,596,951)
Nonoperating loss	1,300,000	—	1,300,000	—
Total operating expenses	15,316,421	3,465,387	23,424,831	5,410,886
Loss from operations	(15,136,010)	(3,464,077)	(22,629,673)	(5,408,563)
Interest expense	(159,666)	(228,714)	(159,666)	(505,853)
Unrealized gain on investment	-	1,748,688	—	1,748,688
Other income, net	15,485	16,373	41,086	41,122
Net loss	$(15,280,191)	$(1,927,730)	$(22,748,253)	$(4,124,606)
Equity dividend to investor	-	(10,153,799)	-	(10,153,799)
Net loss attributable to Common Stockholders	$(15,280,191)	$(12,081,529)	$(22,748,253)	$(14,278,405)
Net loss per share, basic and diluted	$(16.16)	$(6.79)	$(24.25)	$(9.86)
Weighted average shares outstanding, basic and diluted	945,585	1,780,113	938,087	1,448,502

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2025

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024	900,628	$90	$83,993,950	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	314	1	2,254	—	2,255
Issuance of Common Stock upon equity subscription	44,643	4	2,500,001	—	2,500,005
Stock-based compensation	—	—	244,685	—	244,685
Net loss	—	—	—	(7,468,061)	(7,468,061)
Balance, March 31, 2024	945,585	$95	$86,740,890	$(78,000,384)	$8,740,601
Issuance of Common Stock upon exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	239,821	—	239,821
Net loss	—	—	—	(15,280,191)	(15,280,191)
Balance, June 30, 2024	945,585	$95	$86,980,711	$(93,280,575)	$(6,299,769)

	Stockholders’ Deficit
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	1,113,532	$111	$93,785,854	$(100,556,137)	$(6,770,172)
Issuance of Common Stock upon exercise of stock options	205	—	1,654	—	1,654
Issuance of Common Stock to Square Gate	9,616	1	149,999	—	150,000
Issuance cost of Common Stock	—	—	(22,297)	—	(22,297)
Stock-based compensation	—	—	275,642	—	275,642
Net loss	—	—	—	(2,196,875)	(2,196,875)
Balance, March 31, 2025	1,123,353	$112	$94,190,852	$(102,753,012)	$(8,562,048)
Issuance of Common Stock	194,242	20	1,592,784	—	1,592,804
Issuance of pre-funded warrants	—	—	4,207,718	—	4,207,718
Issuance of common stock warrants	—	—	9,650,404	—	9,650,404
Exercise of pre-funded warrants	513,140	51	-	—	51
Issuance cost of Common Stock	—	—	(70,094)	—	(70,094)
Issuance cost of pre-funded warrants	—	—	(504,862)	—	(504,862)
Issuance cost of common stock warrants	—	—	(227,646)	—	(227,646)
Equity dividend to investor			(10,153,799)		(10,153,799)
Issuance of Common Stock to extinguish restructured debt	253,083	25	1,774,087	—	1,774,112
Issuance of common stock warrants to extinguish restructured debt			544,249	—	544,249
Gain on conversion of debt with related parties, net	—	—	3,346,562	—	3,346,562
Stock-based compensation	—	—	278,307	—	278,307
Adjustment for reverse stock split	62,783	7	(7)	—	-
Net loss	—	—	-	(1,927,730)	(1,927,730)
Balance, June 30, 2025	2,146,601	$215	$104,628,555	$(104,680,742)	$(51,972)

See accompanying notes to the unaudited condensed interim financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(22,748,253)	$(4,124,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	373,433	710,926
Stock-based compensation	484,506	553,949
Commitment fee	—	150,000
Unrealized gain on investment	—	(1,748,688)
Loss on conversion of debt with related parties		(131,134)
Changes in the carrying amount of right-of-use asset	(418)	—
Changes in operating assets and liabilities:
Accounts receivable	880,784	560,590
Prepaid expenses and other assets	703,805	5,156
Accounts payable and other liabilities	11,896,608	(2,772,352)
Operating lease liability	(56,541)	—
Net cash used in operating activities	(8,466,076)	(6,796,159)
Cash flows from investing activities:
Purchases of property and equipment	(111,142)	—
Net cash (used in) provided by investing activities	(111,142)	—
Cash flows from financing activities:
Proceeds from issuance of Common Stock	2,502,260	1,475,939
Proceeds from issuance of pre-funded warrants	—	3,822,894
Proceeds from issuance of debt	3,700,000	150,000
Issuance costs for Common Stock and pre-funded warrants	—	(824,899)
Debt repayment	(58,829)	(63,385)
Net cash provided by financing activities	6,143,431	4,560,549
Net decrease in cash and cash equivalents	(2,433,787)	(2,235,610)
Cash and cash equivalents at the beginning of the period	3,595,101	4,674,572
Cash and cash equivalents at the end of the period	$1,161,314	$2,438,962
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$159,666	$404,162
Noncash investing activities:
Capital expenditures accrued, but not yet paid	$1,769,621	$—
Purchases of property and equipment included in accounts payable and other	$829,207	$13,000
Noncash financing activities:
Extinguishment of restructured debt	$—	$7,440,462
Issuance of Common Stock, warrants and other rights upon extinguishment of restructured debt	$—	$3,962,766
Gain on extinguishment of debt with related parties	$—	$3,477,696
Equity dividend to investor	$—	$10,153,799

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

In addition to the Reverse Stock Split, the stockholders approved two other proposals at the Special Meeting: (1) use of our equity line of credit to raise up to $40.0 million through sales of shares of the Company’s Common Stock thereunder and (2) execution of the principal terms for the conversion of up to approximately $6.9 million of the outstanding principal of Secured Notes into shares of Common Stock.

All authorized, issued, and outstanding shares of common stock, preferred stock, stock option awards, and per share data included in these financial statements have been recast to give retrospective effect to the adjusted authorized shares and Reverse Stock Split for all periods presented. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock or the rights and privileges of the holders of shares of Common Stock. Options, warrants and convertible securities outstanding immediately prior to the Reverse Stock Split were appropriately adjusted to reflect the Reverse Stock Split.

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

As of June 30, 2025, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products for the treatment of cancer and other age-related diseases. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and it expects to continue to incur operating losses for the foreseeable future. Since inception to June 30, 2025, the Company incurred cumulative net losses of $102.0 million. These losses reflect a $5.3 million reserve for credit losses and a $1.3 million nonoperating losses reported in prior periods.

To date, the Company has funded operations primarily through the sale of stock and warrants, issuance of Secured Notes and other debt, and revenues generated from the Company’s exclusive worldwide licenses and its development supply agreement with Wugen Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. In the quarter ended June 30, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, including Wugen’s clinical trial due diligence obligations and its obligation to pay up to $500,000 annually to reimburse the Company for certain R&D expenses. The suspension will run for a period of one year from the effective date and will end on May 29, 2026. During the suspension, the Company has the exclusive right to seek alternate licensees and terminate the license in order to enter other business development transactions related to the ex vivo use of the licensed molecules.

In the quarter ended June 30, 2025, WY Biotech Co., Ltd. (“WY Biotech”) notified the Company that it had completed its due diligence and review of the technical report delivered by the Company and elected to proceed with next steps pursuant to the exclusive worldwide license agreement between WY Biotech and the Company with respect to development and commercialization of one of HCWB’s preclinical product candidates, HCW11-006, for in vivo applications (as amended, the “WY Biotech License”). As a result, WY Biotech is financially obligated to the Company, as detailed in the WY Biotech License, as amended, including the obligation to pay a $7.0 million upfront license fee. WY Biotech is in the process of finalizing agreements with its contract development and manufacturing organization (“CDMO”) and investors. Since the Company has no payment history with WY Biotech, it did not recognize the upfront license fee as revenue as we concluded collectability was not probable. In order to accommodate WY Biotech’s timing in finalizing agreements, the Company and WY Biotech agreed to extend the latest date for payment of the $7.0 million license fee to September 30, 2025.

During the period ended June 30, 2025, the Company extinguished $7.7 million of debt through restructuring or conversion of debt. This was accomplished by restructuring $7.4 million of Secured Notes, including accumulated accretion of a fixed bonus payable upon Maturity Date, through the Second Amendment to the Amended and Restated Note Purchase Agreement and converting $270,000 of unsecured promissory notes according to the terms of the purchase agreement. Both transactions include the right to a portion of the proceeds received on the liquidation or sale of the Wugen shares, if such an event occurs. The Company maintains ownership of the Wugen shares included in these transactions and has recorded a contingent liability to account for the right to receive proceeds upon liquidation or sale of the Wugen shares. The noteholders for this debt consisted of officers, directors and other significant stockholders. Due to the related party nature of the converting noteholders, the gain on restructuring and loss on conversion were recorded to additional paid-in capital for the period ended June 30, 2025.

On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a property at which the Company planned to build a facility to manufacture biologics and upgrade its research laboratory facilities. The loan is secured by a first priority lien on the property. As of June 30, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of June 30, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision.

On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and intends to file a timely response to the B&I MSJ.

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

In the accompanying condensed balance sheet as of June 30, 2025, the Company reported a balance of $12.3 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $8,000 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. In the six months ended June 30, 2025, the Company received a $2.0 million insurance payment, which was paid directly to the law firm who represented Dr. Wong for his defense during the Arbitration. The insurance payment is reported within Legal expenses, net in the condensed interim statement of operations for the six months ended June 30, 2025.

With the ability to approach the equity markets post Settlement, the Company raised gross proceeds of $11.9 million through the issuance of equity securities in two offerings to the same intuitional investor who was the sole investor in both financings (the “Investor”). The first financing occurred on November 18, 2024, when the Company raised gross proceeds of $6.9 million in a registered direct offering and a concurrent private placement of common stock and warrants. This offering priced above market under Nasdaq rules and closed on November 20, 2024. The second financing occurred pursuant to a purchase agreement entered into on May 13, 2025, when the Company raised gross proceeds of $5.0 million in a follow-on public offering of common stock and warrants. This offering priced at the market under Nasdaq rules and closed on May 15, 2025. Contemporaneously with the May 2025 financing, the Company entered into an agreement with the Investor to set a new exercise price, of $7.45 per share, with respect to certain Common Stock Warrants to purchase 167,925 shares of the Company’s Common Stock which were issued in November 2024. See Note 4. Sale of Common Stock and Warrants. Prior to the May 2025 financing, the Company obtained bridge financing in the form of a $150,000 promissory note, guaranteed by securities held by the Company’s Founder and Chief Executive Officer, and in the form of a $270,000 unsecured promissory note which converted to equity on May 15, 2025 according to the provision of the loan documents. See Note 3. Debt, Net.

On February 20, 2025, the Company entered into an Equity Purchase Agreement and a related Registration Rights Agreement with Square Gate Capital Master Fund, LLC - Series 4 (“Square Gate”), pursuant to which the Company will have the right, but not the obligation, to sell to Square Gate, and Square Gate will have the obligation to purchase from the Company, up to $20.0 million (the “Maximum Commitment Amount”) worth of the Company’s shares of Common Stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement. See Note 7. Standby Equity Purchase Agreement.

On June 26, 2025, the Company announced that it received formal notice from Nasdaq that the Company was in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”). On May 13, 2025, the Company received formal notice from Nasdaq that it regained compliance with the bid price requirement in Listing Rule 5550(a)(2), the public float requirement in Listing Rule 5550(a)(4), and the market value of publicly held shares requirement in Listing Rule 5550(a)(5). As a result, the Company is in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market tier, and the previously disclosed listing compliance matters have been closed. The Company was also notified that it will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through June 23, 2026. If, during the term of the Panel Monitor, the Company does not continue to remain in compliance with the Equity Rule, the Company will not be provided with the opportunity to submit a compliance plan for review by the Listing Qualifications Staff and must instead request a hearing before the Panel to address the deficiency, with such request staying any further action with respect to the Company’s listing on Nasdaq pending completion of the hearing process.

As of June 30, 2025, the conclusion of a going concern assessment, before consideration of our financing plans, was that there is substantial doubt about the Company’s ability to continue as a going concern. Future financial transactions planned in the next twelve months consist of business development transactions for out licenses and corporate partnering, as well as the sale of Common Stock through Put Shares to Square Gate under the Equity Purchase Agreement. The Company considered future elements of its financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in the going concern analysis, in addition to considering continued operating losses and the burden of obligations for expenses incurred in connection with past legal proceedings. Management concluded that there were no mitigating circumstances which alleviated the substantial doubt over its ability to continue as a going concern. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed interim financial statements as of June 30, 2025 and for the three and six-month periods ended June 30, 2024 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed interim financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed interim balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed interim financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 which appear in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”) and in other filings with the SEC.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel immunotherapies for diseases promoted by chronic inflammation, especially age-related diseases. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, our CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 10. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

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

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company's revenues have been generated exclusively from the Wugen License. The Wugen License consists of licenses of intellectual property, cost reimbursements, upfront signing fees, milestone payments and royalties on future licensee’s product sales. In addition, the Company and Wugen have an agreement for the supply of clinical and research grade materials under which the Company also recognized revenues.

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

For the three months ended June 30, 2024 and June 30, 2025, the Company recognized $618,854 and $6,550 in revenue, respectively, related to sale of development supply materials to the Company’s licensee, Wugen. In the six months ended June 30, 2024 and June 30, 2025, the Company recognized $1.7 million and $11,615 in revenue, respectively, related to sale of clinical materials to Wugen. In the three months ended June 30, 2025, the Company agreed to Wugen’s request to suspend the Wugen License for a period of one year, ending on May 29, 2026.

Investments

The Company holds a minority equity interest in Wugen. Prior to the current reporting period as of June 30, 2025, the Company accounted for the Wugen shares using the measurement alternative whereby the investment is recorded at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same investee. No impairment has been recognized. With support provided by a third-party valuation advisor for the valuation of the shares, during the current reporting period as of June 30, 2025, the Company elected to measure its investment at fair value. The Company will remeasure the change in fair value of the Wugen shares in subsequent reporting periods and recognize the change in earnings. As of December 31, 2024 and June 30, 2025, the Company included $1.6 million and $3.3 million, respectively, for its investment in Wugen in Investments in the accompanying condensed interim balance sheets. For further discussion of the impact of the fair value measurement for the investment in Wugen, see Note 3. Debt, net - “Troubled Debt Restructuring” and “Contingent Liability.”

The Company invests excess cash in bills and notes issued by the U.S. Treasury which are classified as trading securities. As of December 31, 2024 and June 30, 2025, the Company had no Short-term investments.

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

Standby Equity Purchase Agreement

The Company entered an Equity Purchase Agreement providing for an equity line of credit with an investor on February 20, 2025. This arrangement is in the nature of a Standby Equity Purchase Agreement (“SEPA”), which is an equity-linked instrument for which an entity has the right, but not the obligation, to sell the entity’s common stock to third-party investors over a specified period. The total number of shares that the entity may issue to the investor is capped by either an aggregate dollar amount or an aggregate number of shares. Furthermore, the number of shares that an entity may issue at any particular time during the life of the SEPA is also limited. The price payable by the investor for each share of common stock purchased from the entity is generally discounted. In exchange for its access to capital through the SEPA, the entity typically provides up-front consideration to the investor in the form of cash or shares of the entity’s common stock. Economically, before the entity has elected to sell shares, a SEPA represents a purchased put option on the entity’s own equity. However, once the entity “draws” on the SEPA, the related number of shares issuable constitutes a forward contract to issue common stock. Thus, a SEPA contains both a purchased put option element and a forward share issuance element. This generally means that a SEPA generally does not qualify for equity classification. Accordingly, entities must recognize an asset or liability for its SEPA. Such asset or liability must be measured at fair value, with changes in fair value recognized in net (loss) income.

Because SEPAs do not qualify for classification in equity, an entity must expense as incurred the amount by which any consideration provided to the investor at the inception of the arrangement exceeds the fair value of the asset recognized for the SEPA.

An entity should recognize at fair value the common shares issued to the investor upon settlement of a SEPA by using the quoted price of the shares on the date of issuance. The then-current fair value of the asset or liability for the associated forward share issuance contract must be derecognized in conjunction with the settlement. The proceeds received from the investor are reflected and any residual amount must be charged (or credited) to earnings. This accounting is consistent with the guidance in ASC 815 that applies upon the settlement of a derivative instrument. When an equity-linked instrument classified as an asset or liability is settled, entities should measure the instrument at its current fair value as of the settlement date and include in earnings any previously unrecognized fair value gain or loss.

In summary, upon settlement of a forward issuance contract element of a SEPA, an entity would recognize in earnings the following amounts:

•
The gain (loss) for the excess (deficit) of (a) the carrying amount of the asset or liability for the forward issuance contract plus the proceeds received and (b) the fair value of the common shares as of the issuance date.
•
Any issuance or transaction costs incurred in conjunction with the issuance of the shares.

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

As of June 30, 2025, the Company had a balance of $1.1 million included in Accrued liabilities and other current liabilities in the accompanying condensed interim balance sheet, consisting of $422,000 for construction expenses, $87,000 for property taxes, $52,000 for manufacturing expenses, $193,000 for legal fees, $127,000 for clinical expenses, and $180,000 for salary expenses.

3. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered the 2022 Loan Agreement with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase a property where the Company planned to construct a manufacturing facility for biologics and upgraded research laboratory facilities. The loan is secured by a first priority lien on the building.

As of June 30, 2025, the Company had $6.3 million in principal outstanding under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with covenants related to current payment of principal and interest as of June 30, 2025. The Company has the option to prepay the outstanding balance of the loan prior to the Maturity Date without penalty.

As of December 31, 2024 and June 30, 2025, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2024 and June 30, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision.

Senior Secured Notes

As of June 30, 2025, there was $325,000 of outstanding principal amount of Secured Notes reported in Debt, net in the accompanying condensed interim balance sheet. As of June 30, 2025, the Company restructured $6.6 million outstanding principal of Secured Notes by conversion to equity. On May 1, 2025, those noteholders who elected to convert their outstanding principal to equity entered the Second Amendment to the Amended and Restated Note Purchase Agreement (the “Conversion Agreement”). On May 7, 2025, $6.6 million of outstanding principal amount of Secured Notes were extinguished upon conversion. See discussion in section “Troubled Debt Restructuring of Secured Notes” below. Those noteholders who elected not to convert had no change in terms, except for the termination of their conversion feature. Under the terms of the agreement, the Secured Notes continue to bear interest at a rate of 9% per annum, payable quarterly in arrears. The Secured Notes will mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest and other amounts owed under the terms of the agreement shall be due and payable. The Company pledged its equity ownership interest in Wugen, which was equivalent to a 5.6% ownership stake in that company as of June 30, 2025 (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

The Secured Notes have a Mandatory Prepayment provision, according to which the Company is required to prepay the Secured Notes before the Maturity Date under certain circumstances. In the event of a Mandatory Prepayment, Secured Notes may receive a bonus payment based on the gross proceeds of the sale of the Pledged Collateral. The agreement also contains default provisions, according to which, following an event of default, the Company may be required to distribute the Pledged Collateral to the Purchasers on a pro rata basis based on a $10.0 million issuance of Secured Notes, in full satisfaction of the indebtedness evidenced by the Secured Notes.

If the Secured Notes are repaid on the Maturity Date, holders will receive their pro rata share of a fixed bonus payment of $3.4 million in addition to payment of outstanding principal and accrued and unpaid interest. If a bonus payment is paid, then there is no prepayment penalty. In the three and six months ended June 30, 2025, the Company recognized $102,248 and $375,308, respectively as an expense for accretion of the fixed bonus payment due in the event the Secured Notes are repaid on the Maturity Date, presented within Depreciation in the accompanying condensed interim statements of operations. On May 7, 2025, upon conversion of $6.6 million of outstanding principal of Secured Notes, accretion of the fixed bonus was terminated for these Secured Notes and the accumulated accretion balance of $860,462 was derecognized. See discussion in section “Troubled Debt Restructuring of Secured Notes” below.

For those Secured Notes which remain outstanding, as of June 30, 2025, the Company reported $367,151 for the outstanding principal and accumulated accretion of a fixed bonus payment due upon maturity as a noncurrent liability in Debt, net in the accompanying condensed interim balance sheet.

Troubled Debt Restructuring of Senior Secured Notes

The Company entered into the Second Amendment to its Secured Note in which certain Secured Note noteholders and the Company agreed to the terms to effectively extinguished $7.4 million of debt through the issuance of 253,083 shares of Common Stock, warrants to purchase 126,540 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in Wugen. The transaction was accounted for under ASC 470-60 as a troubled debt extinguishment, as the Company was experiencing financial difficulty and it was granted a concession by Secured Note noteholders whereby the fair value of consideration transferred was less than the carrying amount of the Secured Notes. The net carrying amount of the restructured Secured Notes at the time of the amendment was $7.4 million including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital for the period ended June 30, 2025.

Unsecured Promissory Notes

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, who was a member of the Company’s Board of Directors at the time of his investment.

As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted. The fair value of consideration transferred including 36,242 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $401,134, with the difference of $131,134 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital for the period ended June 30, 2025.

Promissory Note with Personal Guarantee

On May 8, 2025, the Company issued a promissory note for $150,000, secured by a personal guaranty and pledge given by the Company’s Founder and CEO, Dr. Hing C. Wong (“Guarantor”) in accordance with the provisions of that certain Guaranty and Pledge Agreement of even date herewith between the Company and the Holder. The promissory note was issued with an original issue discount of $75,000. On the Maturity Date of February 7, 2026, the Company will repay $225,000. There are provisions which allow the Company to prepay the promissory note before the Maturity Date. The proceeds of this promissory note were used to pay the expenses required to be paid prior to the equity financing which closed on May 15, 2025. The Company is accreting the original issue discount on a straight-line basis over the seven-month term. There is no current interest due on the promissory note with personal guarantee. In the three and six months ended June 30, 2025, the Company recognized accretion of original issue discount of $0 and $14,722, respectively, in Interest expense in the accompanying condensed interim statements of operations.

Contingent Liabilities

The Company extinguished $6.9 million of debt through conversion or restructuring of outstanding principal to shares of the Company’s Common Stock, warrants to purchase the Company’s Common Stock and the right to receive proceeds of a liquidation or sale of a portion of the Company’s Wugen shares. The Company retained ownership of the Wugen shares allocated to the converted noteholders and recorded a contingent liability for the right to receive proceeds upon liquidation or sale, if such event occurs. As of June 30, 2025, the Company elected to measure its investment in Wugen at fair value. Similar to the underlying asset, the Company recognized the contingent liability at fair value and will recognize changes in fair value in subsequent reporting periods in earnings. As of June 30, 2025, the Company included $1.7 million for this contingent liability in the accompanying condensed interim balance sheets.

4. Sale of Common Stock and Warrants

May 2025 Equity Financing

On May 13, 2025, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) for the issuance and sale of (i) 158,000 shares (the “Shares”) of the Company’s Common Stock and (ii) pre-funded warrants to purchase up to 513,140 shares of Common Stock (the “Pre-Funded Warrants”) in a follow-on public offering (the “Offering”), pursuant to a registration statement filed under Rule 424(b)(4) (File No. 333-287136), which was declared effective by the SEC on May 15, 2025. The Company also issued warrants to purchase up to an aggregate of 1,342,280 shares of Common Stock (“Common Stock Warrants”) for $7.45 per share.

The Company sold the Common Stock and Pre-Funded Warrants with an accompanying two Common Stock Warrant, each of which may purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants were immediately separated from the Common Stock Warrants and issued separately. The combined purchase price for each Share and the two accompanying Common Stock Warrant was $7.45 per unit and the combined purchase price for each Pre-Funded Warrant and the two accompanying Common Stock Warrant was $7.4999 per unit. The Common Stock Warrants have an exercise price of $7.45 per share, are exercisable immediately, and expire on the five-year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and will not expire until exercised in full.

The gross proceeds to the Company from the Offering were approximately $5.0 million before deducting the placement agent’s fees and other offering expenses of $802,602 payable by the Company. The Offering closed on May 15, 2025. In this financing, the Company issued shares of Common Stock of Pre-Funded Warrants that may be exercised to purchase Common Stock in lieu thereof, and warrants that may be exercised to purchase Common Stock. In a contemporaneous private agreement entered into with the Investor, the Company agreed to reprice warrants to purchase up to 167,925 shares of Common Stock that were issued to the Investor in a financing that closed on November 20, 2024 to an exercise price of $7.45 per share. The Company estimated the fair value of the securities issued, using the Black Scholes valuation model to estimate the fair value of the warrants, and determined the fair value of securities issued was $15.2 million. As this was a transaction with an existing stockholder, the Company recognized a $10.2 million deemed equity dividend to the Investor which was recorded in additional-paid-in capital for the period ended June 30, 2025.

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

As of June 30, 2025, the Investor exercised all of the Pre-Funded Warrants by delivering a notice of exercise to the Company and paying the exercise price. As a result, as of June 30, 2025, the Company issued 513,140 shares of registered Common Stock to the Investor.

As of June 30, 2025, none of the Common Stock Warrants issued on May 15, 2025 had been exercised.

November 2024 Equity Financing

On November 18, 2024, the Company entered into a securities purchase agreement with the Investor for the issuance and sale of (i) 104,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) pre-funded warrants to purchase up to 63,925 shares of Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Registered Offering”), pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering was made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement. In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the Company also issued unregistered warrants to purchase up to an aggregate of 167,925 shares of Common Stock (“Common Stock Warrants”) for $41.20 per share. Share amounts and exercise price per share have been adjusted for the reverse stock split the Company effected on April 11, 2025.

The Company sold the Common Stock and Pre-Funded Warrants with an accompanying Common Stock Warrant to purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants were immediately separated from the Common Stock Warrants and issued separately. The combined purchase price for each Share and accompanying Common Stock Warrant was $41.20 per unit and the combined purchase price for each Pre-Funded Warrant and accompanying Common Stock Warrant was $41.1999 per unit. The Common Stock Warrants have an exercise price of $41.20 per share, are exercisable immediately, and expire on the five-year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and will not expire until exercised in full.

The gross proceeds to the Company from the offering were approximately $6.9 million before deducting the placement agent’s fees and other offering expenses of $638,045 payable by the Company. It closed on November 20, 2024.

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

On November 20, 2024, the Investor exercised all of the Pre-Funded Warrants by delivering a notice of exercise to the Company and paying the exercise price. The Company issued 63,925 registered shares of Common Stock to the Investor on November 21, 2024.

On April 16, 2025, the 167,925 shares of Common Stock underlying the Common Stock Warrants issued on November 20, 2024 were registered in a registration statement filed pursuant to Rule 424(b)(3) (File No. 333-286409). On May 15, 2025, the Company entered into a privately negotiated agreement with the Investor for its Common Stock Warrants to reduce the exercise price of such warrants from $41.20 per share to $7.45 per share. The Company considered the change in fair value of this modification of the warrant as a deemed dividend to the Investor related to the equity offering that closed in May 2025 with the Investor.

As of June 30, 2025, none of the Common Stock Warrants issued on November 20, 2024 and repriced on May 15, 2025 had been exercised.

5. Preferred Stock

As of December 31, 2024 and June 30, 2025, the Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued.

6. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Numerator:
Net loss	$(15,280,191)	$(1,927,730)	$(22,748,253)	$(4,124,606)
Equity dividend to investor	-	(10,153,799)	-	(10,153,799)
Net loss attributable to Common Stockholders	$(15,280,191)	$(12,081,529)	$(22,748,253)	$(14,278,405)
Denominator:
Weighted-average common shares outstanding, basic and diluted	945,585	1,780,113	938,087	1,448,502
Net loss per share, basic and diluted	$(16.16)	$(6.79)	$(24.25)	$(9.86)

The following table summarizes the outstanding potentially dilutive securities. At June 30, 2024 and 2025, these securities were excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2024	2025
Common stock options	44,902	44,347
Common stock warrants	—	1,636,745
Potentially dilutive securities	44,902	1,681,092

7. Standby Equity Purchase Agreement

On February 20, 2025, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Square Gate Capital Master Fund, LLC - Series 4 (“Square Gate”), which the Company deemed to be a Standby Equity Purchase Agreement (“SEPA”). Under the Equity Purchase Agreement, the Company will have the right, but not the obligation, to sell to Square Gate, and Square Gate will have the obligation to purchase from the Company, up to $20,000,000 (the “Maximum Commitment Amount”) worth of the Company’s shares of common stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. Square Gate has covenanted not to cause or engage in any short sales or hedging transactions with respect to the shares of the Company’s common stock. The Maxim Group LLC acted as the Company’s exclusive Placement Agent in connection with this transaction.

Unless earlier terminated, the Equity Purchase Agreement will remain in effect until the earlier of February 18, 2028 (i.e., the expiry of the 36-month period commencing on the date of the Equity Purchase Agreement) or the date on which Square Gate has purchased the Maximum Commitment Amount (the “Commitment Period”). The Company has the right to terminate the Equity Purchase Agreement at any time, subject to certain provisions as set forth in the Equity Purchase Agreement. Square Gate has the right to terminate the Equity Purchase Agreement under certain provisions as set forth in the Equity Purchase Agreement, including the continued listing of the Company's common stock on an Eligible Market.

During the Commitment Period, the Company will have the right, but not the obligation, to direct Square Gate to make a purchase of the Put Shares by delivering written notice (a “Put Notice”) to Square Gate on any trading day (the “Put Date”) to purchase a number of Put Shares pursuant to a formula set forth in the Equity Purchase Agreement. The number of Put Shares that the Company can issue to Square Gate from time to time under the Equity Purchase Agreement may not exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares issuable pursuant to a Put Notice.

The per share purchase price for the Put Shares that we elect to sell to Square Gate in a Put Notice pursuant to the Equity Purchase Agreement will be equal to 98% of the lowest daily VWAP during the Valuation Period (as defined in the Equity Purchase Agreement), in the case of a Valuation Period ending on the date that is at the end of the third trading day immediately following the applicable Put Date. The Company also agreed to a $150,000 commitment fee (the “Commitment Fee”), which shall be in the form of shares of Common Stock to be issued to Square Gate in accordance with the terms of the Equity Purchase Agreement.

The Equity Purchase Agreement and Registration Rights Agreement contain customary representations, warranties and agreements by the Company and customary conditions to Square Gate’s obligation to purchase the Put Shares. Actual sales of shares of our common stock, if any, to Square Gate under the Equity Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds to us from sales of our common stock to Square Gate under the Equity Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells shares to Square Gate under the Equity Purchase Agreement. Any proceeds that the Company receives from sales of shares of our common stock to Square Gate under the Equity Purchase Agreement will be used to advance our clinical development programs and expand our discovery, research and preclinical activities in the near term and in the future.

On March 12, 2025, the Company issued 9,616 shares of the Company’s Common Stock (subject to adjustment for the Reverse Stock Split) to Square Gate in payment of the Commitment Fee (“Commitment Shares”). At the Special Meeting of Stockholders, stockholders approved the Company’s use of the Equity Purchase Agreement. On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

The Company concluded that the Equity Purchase Agreement does not qualify for equity classification. On the effective date, the Company concluded that the fair value of the Equity Purchase Agreement at inception was zero and no asset or liability was recorded. As a result, fees paid to Square Gate in excess of the fair value of the Equity Purchase Agreement were expensed as incurred. Any issuance costs or other transaction costs attributable to a freestanding equity-linked financial instrument that is classified as an asset or liability should be recognized in earnings in the period incurred. The Commitment Fee was expensed as of March 31, 2025. The issuance costs were expensed as of June 30, 2025.

When the Company wishes to draw on the Equity Purchase Agreement, the Company submits a put order to Square Gate on Day 0, issues the shares on Day 1, and the pricing of the transaction is determined from Day 1 – 3 trading days, with the price to be paid by Square Gate fixed by using the minimum trading price in one of the three trading days after the put order is accepted. Square Gate is required to pay for the Put Shares under the terms of the Equity Purchase Agreement by Day 5. When there is a lag between the pricing of the shares and the issuance of the shares, the Company will account for the sale as a forward contract and the issuance as a settlement of the forward contract.

The fair value of the Equity Purchase Agreement is zero since inception. In the three months ended June 30, 2025, the Company expensed $48,608 of issuance costs incurred during the period, which are reported within General and administrative expenses in the accompanying condensed interim statements of operations. In the six months ended June 30, 2025, the Company expensed the $150,000 Commitment Fee which was incurred in the period ended March 31, 2025 and $148,608 of issuance costs which were incurred in the period ended June 30, 2025.

No draws were made under the Equity Purchase Agreement as of June 30, 2025. Subsequent to June 30, 2025, the Company made draws on the Equity Purchase Agreement and the Equity Purchase Agreement was amended by mutual agreement to allow for intraday trading. See Note 12. Subsequent Events.

8. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. The investments and contingent liability included in the balance sheet are measured at fair value based on the adjusted enterprise value method, which is considered Level 3 inputs. No transfers between levels occurred during the periods presented. The following table presents the Company’s assets and liabilities which were measured at fair value at December 31, 2024 and June 30, 2025:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,748,325	$—	$—	$3,748,325
Total	$3,748,325	$—	$—	$3,748,325

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,124,762	$—	$—	$2,124,762
Investments	—	—	3,348,438	3,348,438
Liabilities
Contingent Liability	—	—	(1,748,356)	(1,748,356)
Total	$2,124,762	$—	$1,600,082	$3,724,844

9. Income Taxes

For the three and six months ended June 30, 2025, The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company did not have a provision for income taxes (current or deferred tax expense) as of December 31, 2024 and June 30, 2025. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0.00% because no items either estimated or discrete items would impact the tax provision.

See Note 12. Subsequent Events for information on the recent One Big Beautiful Bill Act and the potential impacts thereof.

10. Segment Reporting

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

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of June 30, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

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

There were no material changes to the measures for segment revenue, profit or loss, and other metrics since March 31, 2025. The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2024 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenues:
Revenues	$618,854	$6,550	$1,745,566	$11,615
Cost of revenues	(438,443)	(5,240)	(950,408)	(9,292)
Net revenues	180,411	1,310	795,158	2,323

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	756,646	778,440	1,536,393	1,479,546
Manufacturing and materials	751,770	33,986	1,328,072	296,783
Preclinical expenses	258,476	146,948	543,568	324,060
Clinical trials	65,120	110,935	331,757	298,755
Overhead allocations	197,174	156,515	412,680	306,392
Total research and development expenses	2,029,186	1,226,824	4,152,470	2,705,536
General and administrative
Salaries, benefits and related expenses	714,974	765,539	1,236,585	1,554,026
Professional services(a)	229,963	496,641	583,769	951,008
Facilities and office expenses	204,715	111,740	408,314	206,068
Depreciation expenses	66,615	59,160	133,694	120,398
Rent and occupancy expenses	63,992	62,528	106,708	112,278
Insurance	192,680	270,598	365,951	560,866
Taxes	62,045	61,576	96,200	94,168
Other expenses	59,209	165,991	229,064	328,181
Total general and administrative expenses	1,594,193	1,993,773	3,160,285	3,926,993
Other segment items(b)	11,837,223	(1,291,557)	16,230,656	(2,505,600)
Total operating expenses	15,460,602	1,929,040	23,543,411	4,126,929
Net segment loss	$(15,280,191)	$(1,927,730)	$(22,748,253)	$(4,124,606)

(a)

Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services and other services related to SEC compliance, and legal fees related to patent filings.

(b)	Other segment items include the following unusual or nonrecurring item that comprise other segment items for the three and six months ended June 30, 2024 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Arbitration legal fees (recoveries), net	$10,393,042	$142,542	$14,812,076	$(1,596,951)
Accretion of fixed bonus upon maturity of Secured Notes	—	102,248	—	375,308
Interest expense	159,666	228,714	159,666	505,853
Unrealized gain on investment	—	(1,748,688)	—	(1,748,688)
Nonoperating loss	1,300,000	—	1,300,000	—
Other income, net	(15,485)	(16,373)	(41,086)	(41,122)
Other segment items	$11,837,223	$(1,291,557)	$16,230,656	$(2,505,600)

11. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. On February 29, 2024, the lease on the Company's current location reached the end of its term and the Company entered a new one-year lease for the same location which commenced on March 1, 2024 and terminated on February 28, 2025. On January 27, 2025, the Company entered a new one-year lease for the same location which commenced on March 1, 2025 and terminates on February 28, 2026. As a lease of 12 months or less in duration and qualifies for a short-term lease exemption under ASC 842-20-25-2, the Company elected to account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The Company has no obligations under financing leases.

For the three months ended June 30, 2024 and 2025, rent expense recognized by the Company was $49,524 and $52,619 respectively, of which $25,936 and $27,557, respectively, are included in research and development in the accompanying condensed interim statements of operations. For the six months ended June 30, 2024 and 2025, rent expense recognized by the Company was $96,907 and $103,175 respectively, of which $48,389 and $54,033, respectively are included in research and development in the accompanying condensed interim statements of operations.

Contractual Commitments

The Company has commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of June 30, 2025, it is under contract for obligations of $34,200 it expects to pay during the year ending December 31, 2025. On January 22, 2025, the Company entered into a forbearance agreement with BE&K to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the building. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. Upon the expiration of the forbearance agreement, BE&K took additional legal actions. See Legal - Other Matters below. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the property.

Company Victim to Fraudulent Criminal Scheme

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default (the “Default”) on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company recognized a $1.3 million loss reported as a Nonoperating loss in the accompanying condensed interim statements of operations. The Company has pursued all available remedies to recover this loss, including reporting it to law enforcement.

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

Other Matters

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response to the BE&K Complaint. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Litigation. On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and intends to file a timely response to the B&I MSJ.

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

12. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

On July 4, 2025, following the end of the second quarter, the One Big Beautiful Bill Act was enacted into law in the United States. This legislation includes various tax provisions that may affect U.S. corporate taxpayers, including changes to the deductibility of interest expense, the treatment of research and development costs, and depreciation of certain property, among other items. The Company is currently assessing the potential impact of this new legislation on its annual income tax expense, deferred tax assets and liabilities, valuation allowances, and projected cash flows. Based on its preliminary analysis, the Company does not expect the legislation to have a material effect on its financial statements.

On July 22, 2025, the Company submitted a Put Notice to Square Gate for 5,000 shares to be sold under the terms of the Equity Purchase Agreement, which was settled on July 25, 2025 for $19,803, net of transaction fees.

On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien).

On August 14, 2025, the Company entered into the First Amendment to the Equity Purchase Agreement between HCW Biologics Inc., and Square Gate Capital Master Fund, LLC – Series 4, a series limited liability company organized in the State of Delaware (the “Square Gate”). The amended agreement provides an alternative process for the issuance of put notices to Square Gate, allowing intraday trading.

On August 15, 2025, the Company filed a “Notification of Late Filing” to allow the Company to extend the deadline for filing its Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB”, “we,” “us” and “our” refer to HCW Biologics Inc.

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

Chronic inflammation, including inflammaging, is believed to be a significant contributing factor to the cause for senescence-associated diseases and conditions that diminish health span, including many types of cancer, autoimmune diseases, and neurodegenerative diseases, as well as indications that impact quality-of-life that are not life-threatening. Senescence is a physiologic process important in promoting wound healing, tissue homeostasis, regeneration, embryogenesis, fibrosis regulation, and tumorigenesis suppression. However, accumulation of senescent cells with Senescence-Associated Phenotype (“SASP”) proinflammatory factors has been implicated as a major source of chronic sterile inflammation leading to many aging-related pathologies. SASP factors, including proinflammatory cytokines, chemokines, and proteinases, drive an inflammation cycle. Senescence is considered a stress response and can be induced by a wide range of intrinsic and extrinsic insults. Over time, these insults cause normal tissue cells to enter a senescent state of irreversible growth arrest accompanied by the release of SASP factors. The inflammation cycle promoted by SASP factors also activates immune cells. Similar to senescent cells, prolonged activation of immune cells promotes the release of highly proinflammatory cytokines. Unresolved activation of immune cells leads to chronic low-grade inflammation, which perpetuates this cycle.

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

As of July 13, 2024, the Company, Dr. Wong, Altor BioScience, LLC, NantCell, Inc. and ImmunityBio, Inc. (collectively, Altor BioScience, LLC, NantCell, Inc. and ImmunityBio Inc. will be referred to herein as “ImmunityBio”), entered into a Settlement Agreement that is described in Part II, Item 1. – “Legal Proceedings” below. The Settlement Agreement eliminated the uncertainty of the outcome of the previously disclosed Arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy. The settlement involved intellectual property the Company developed based on our proprietary TOBITM drug discovery platform and its unique Tissue-Factor scaffold used to create protein-fusion molecules

With clarity on ownership of intellectual property, the Company reassessed its clinical development pipeline and the future direction of our Company. Our expertise is in immunotherapeutic treatments and our clinical development pipeline will remain so. Our focus continues to be to develop protein-based immunotherapies that are administered by subcutaneous injection. We remain focused on diseases promoted by chronic inflammation driven by senescence, including cancer, especially age-related diseases. The diseases we will target will have no curative FDA approved treatments. Finally, we have selected programs that include life-threatening diseases, such as pancreatic and ovarian cancer, as well as “quality-of-life” indications, such as alopecia areata and senile lentigo. HCW9302 will remain one of our lead product candidates. Future drug discovery and new drug development will be based on TRBC Molecules. There are several potential candidates in each class of TRBC Molecules from which the Company will select lead molecules for each program. Part of this selection will be to determine which TRBC molecules will be developed in-house and which are more appropriate to develop through business development transactions, such as out-licensing agreements.

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

Wugen License Agreement and Potential Spin Off in Favor of HCWB

We signed our first out-license agreement at the end of 2020, when we entered into an exclusive worldwide license (the “Wugen License”) with Wugen, Inc., a company specializing in cell-based therapies for cancer. Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. Wugen has created an off-the-shelf NK-cell treatment called WU-NK-101 based on the licensed molecules. Wugen is focusing is clinical development strategy on its CAR-T program, which is in a pivotal clinical trial.

Since inception in December 2020, the Company has recognized $16.2 million of revenues derived from the Wugen License, including upfront license fees in cash and shares of Wugen common stock, purchase of the Company’s inventory of certain molecules needed for manufacturing, and purchases of materials for its clinical trials. In addition, the Company received over $1.8 million of reimbursement for some of the Company’s R&D expenses.

In the quarter ended June 30, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, including all of its rights related to the license molecules and its obligation to pay $500,000 annually to reimburse the Company for certain R&D expenses. The suspension will run for a period of one year from the effective date and will end on May 29, 2026. During the suspension, the Company has the right to terminate the license in order to enter other business development transactions related to the licensed molecules. The Company is currently in active discussions for a license agreement with major biologics manufacturing companies who are interested in licensing molecules to use as reagents in the manufacturing process for CAR-T therapies.

The Company has no remaining performance obligations. There is no deferred revenue related to the sale of clinical material to Wugen. There is product in storage that is the responsibility of Wugen. No impairment charges were taken in relation to the suspension.

WY Biotech License Agreement

In November 2024, the Company and WY Biotech Co., Ltd. (“WY Biotech”) entered into a License, Research and Co-Development Agreement (“WY Biotech License”), as amended. The WY Biotech License is a grant of an exclusive, worldwide license to use and apply HCW11-006, a preclinical molecule, for in vivo applications. The Company holds an Opt-In Right under the provisions of the WY Biotech License, which gives the Company the option to assume all control and responsibility for the development, manufacture and commercialization of HCW11-006 for in vivo applications in North America, South America, and Central America. The Company retains ex vivo rights. Under the amended terms, the parties agreed to extend the timing for the payment of the upfront license fee of $7.0 million and reduced the performance obligation for the Company to the delivery of a technical report that characterized the licensed molecule by May 13, 2025.

In the quarter ended June 30, 2025, the Company delivered the technical report and WY Biotech notified the Company that it completed its due diligence to study the technical report delivered by the Company and elected to continue with the exclusive worldwide WY Biotech License, as amended. As a result, WY Biotech is financially obligated to the Company, as detailed in the WY Biotech License, as amended, including the obligation to pay a $7.0 million upfront license fee. WY Biotech is in the process of finalizing agreements with its contract development and manufacturing organization (“CDMO”) and investors. Since the Company has no payment history with WY Biotech, it did not recognize the upfront license fee as revenue as we concluded collectability was not probable. In order to accommodate WY Biotech’s timing in finalizing agreements, the Company and WY Biotech agreed to extend the latest date for payment of the $7.0 million license fee to September 30, 2025.

As of June 30, 2025, the Company determined that it had fully satisfied the performance obligation under the agreement and that the $7.0 million non-refundable, upfront license fee was fixed and not subject to future performance. Based on its assessment under ASC 606-10-25-1(e), the Company concluded revenue would be recognized when WY Biotech enters legally binding agreements with its investors, at which time it would be considered collectable.

$5.0 Million Equity Offering and Equity Dividend to Investor

On May 15, 2025, the Company closed on an equity offering with gross proceeds of $5.0 million through a follow-on offering of an aggregate of 671,140 units at a purchase price of $7.45 per unit priced at-the-market under Nasdaq rules, with an existing institutional investor, the Investor. Each unit consisted of one share of Common Stock or one Pre-Funded Warrants to purchase one share of Common Stock, with two warrants, each of which can be exercised for one share of Common Stock for $7.45 per share. In addition, the Company has entered into a privately negotiated agreement with the Investor to reduce the existing exercise price of its outstanding warrants to purchase up to 167,925 shares of Common Stock (the “Existing Warrants”) from $41.20 per share to $7.45 per share. The Company estimated the fair value of the securities issued and the value of repricing the warrants, and determined a fair value of $15.2 million. The difference between the gross proceeds and estimated fair value was recognized as an equity dividend to an existing stockholder.

Full Settlement of $7.7 million of Debt to Strengthen the Company’s Balance Sheet

On May 7, 2025, the Company restructured $7.4 million of debt that was issued in the form of Secured Notes including accumulated accretion of a fixed bonus payable upon Maturity Date for full settlement. Investors included: $2.4 million invested by Dr. Hing C. Wong, Founder and Chief Executive Officer; $220,000 invested by Rebecca Byam, Chief Financial Officer; $25,000 invested by Lee Flowers, Senior Vice President of Business Development; $140,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; $60,000 invested by Gary M. Winer, who was a member of our Board of Directors at the time of his investment; $25,000 invested by Rick S. Greene, a member of our Board of Directors; as well as other significant stockholders. Converting noteholders received 253,083 unregistered shares of Common Stock at a conversion price of $26.00 per share, and Common Stock Warrants to purchase up to 126,540 shares of Common Stock at an exercise price of $26.00 per share. In addition, the Company transferred to converting noteholders the right to receive the proceeds of the liquidation or sale of 1,067,796 of the Company’s Wugen shares, which was recorded as a contingent liability at a fair value of $1.6 million as of June 30, 2025. The Company recognized a $3.5 million gain from the restructuring, inclusive of derecognition of accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. Due to the related party nature of the noteholders, the gain was recorded to additional paid-in capital for the period ended June 30, 2025.

On May 15, 2025, the Company extinguished $270,000 of debt that was issued in the form unsecured promissory notes, according to conversion provisions of the purchase agreement. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; $10,000 invested by Gary M. Winer, who was a member of the Company’s Board of Directors at the time of his investment; and other significant stockholders. According to the terms of the conversion provision contained in the purchase agreement, the Company issued 36,242 registered shares of the Company’s Common Stock at a conversion price of $7.45 per share. These securities are subject to a 90-day lockup. In addition, the Company transferred to converting noteholders the right to receive the proceeds of the liquidation or sale of 67,500 of the Company’s Wugen shares, which was recorded as a contingent liability at a fair value of $103,950 as of June 30, 2025. The Company recognized a loss of upon conversion of $131,134. Due to the related party nature of the noteholders, the loss was recorded to additional paid-in capital for the period ended June 30, 2025.

Compliance with Nasdaq Listing Rules

On June 26, 2025, HCW Biologics Inc. (the “Company”) announced that it received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”). On May 13, 2025, the Company received formal notice from Nasdaq that it regained compliance with the bid price requirement in Listing Rule 5550(a)(2), the public float requirement in Listing Rule 5550(a)(4), and the market value of publicly held shares requirement in Listing Rule 5550(a)(5). As a result, the Company was in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market tier, and the previously disclosed listing compliance matters have been closed.

The Company was notified that it will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through June 23, 2026. If, during the term of the Panel Monitor, the Company does not continue to remain in compliance with the Equity Rule, the Company will not be provided with the opportunity to submit a compliance plan for review by the Listing Qualifications Staff and must instead request a hearing before the Panel to address the deficiency, with such request staying any further action with respect to the Company’s listing on Nasdaq pending completion of the hearing process.

Biologics Manufacturing Facility

The Company remains committed to establishing some control over our clinical supply of materials, and the supply of licensed molecules for our licensees, as well as other clinical-stage companies developing biologics. We have retained manufacturing rights for the licensed molecules under our license agreements. With the threat of pharmaceutical tariffs hanging over the biopharmaceutical industry and a push to “re-shore” manufacturing, especially pharmaceuticals, a growing list of major drug makers are bolstering their manufacturing footprints in the U.S.

On January 22, 2025, the Company entered a forbearance agreement with BE&K Building Group (“BE&K”) and certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with construction of the Company’s new manufacturing facilities and upgraded research laboratories. The forbearance agreement terminated on March 31, 2025, and the Company did not have financing in place to satisfy the liens. On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Litigation. Subsequent to this filing date, certain other claims and cross claims were filed. See Part II, Item 1. – “Legal Proceedings.” On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and intends to file a timely response to the B&I MSJ.

The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the property.

Clinical Development

HCW9302

On January 28, 2025, the Company received clearance of its IND from the FDA to initiate a first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with moderate-to-severe alopecia areata, a common autoimmune disease in humans that currently has no curative FDA approved treatments. The Company intends to include up to five clinical sites in this study, and we expect to open and initiate the clinical trial in the third quarter of 2025.

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

HCW9206

The Company recently announced results of studies of our proprietary compound, HCW9206, and its availability for commercialization. Given the results of the studies, HCW9206 has the potential to provide a solution for key challenges facing T-cell receptor - T cell (“CAR-T”) therapies. While CAR-T therapy is a revolutionary technology that continues to play a pivotal role in treatment of cancer, autoimmune diseases, and age-related diseases, it faces challenges. In the result of the studies shared by the Company, we showed that HCW9206 has the potential to significantly reduce costs and improve clinical efficacy of engineered effector T cells. This data was first shared at the 2025 Annual Meeting of American Association of Immunologists.

HCW9206 is a proprietary fusion protein shown to be highly effective at generating CAR-Ts for immunotherapy. HCW9206 is a novel class of immunotherapeutic drug that enables the combination of multiple immune stimulatory cytokines within a single molecule. The activity of HCW9206 was significantly better than that of standard methods employing anti-CD3/anti-CD28 and IL-2 reagents for CAR lentiviral transduction and subsequent expansion of human CAR-Ts.

At the 2025 Annual Meeting of American Association of Immunologists, our collaborator gave a poster presentation that showed that HCW9206 is not only a better reagent than the current anti-CD3/anti-CD28/IL-2 method for CAR-T viral transduction, it also effectively expanded stem cell-like memory T cells (Tscm) carrying the CAR constructs. It is well known that the Tscm subset of T cells exhibits better targeted cell killing and persistence than other subsets of T cells, including memory T cells, following adoptive transfer into patients. In experimental humanized models in mice, adoptively transferred HCW9206-generated HIV- and CD19-specific CAR-Ts displayed more potency in the suppression of HIV-1 and leukemic cells with enhanced persistence, respectively, when compared with the same CAR-Ts generated with the standard methods. The results of these studies represent an alternative novel strategy for CAR-T cell production with the advantage of generating a large population of CAR-Ts with a Tscm cell phenotype, which should enhance the persistence of CAR-Ts in patients. This strategy will likely improve long-term survival of disease-specific CAR-Ts following adoptive transfer and enable sustained suppression of malignancies, chronic infections and autoimmune diseases.

The GMP master cell bank of HCW9206 and its manufacturing process has been established, and its drug master file as an ex vivo reagent has been filed with the US Food and Drug Administration. The Company has commenced a search to identify a strong commercial partner for the sale and/or integration of HCW9206 as a reagent into CAR-T based manufacturing processes.

Second-Generation Multi-Specific T-Cell Engagers

The Company has developed second-generation, multi-specific T-cell engagers against solid tumors, particularly for pancreatic cancer, using its novel proprietary TRBC product discovery and development platform technology.

T-cell engagers revolutionized the immunotherapeutic approach against cancer. Currently, T-cell engagers have approval from the U.S. Food and Drug Administration to be used in the treatment of a small number of indications, including various hematological and solid tumors. The Company believe that it has created a potentially highly effective T-cell engagers against difficult-to-treat solid tumors by using exceptional targets while managing immunosuppression.

The TRBC technology enabled the Company to construct T-cell engagers that not only target cancer antigens and CD3 activation of effector T cells, but also simultaneously reduce the immunosuppression in tumor microenvironment. Such immunosuppression plays a pivotal role in reducing effector T-cell infiltration and anti-tumor efficacy in solid tumors. The Company’s two lead T-cell engagers target tissue factor and mesothelin, which are proven solid tumor antigens. These product candidates exhibit potent and antigen-specific anti-pancreatic cancer activities both in vitro and in humanized mouse models at dose levels that are well tolerated.

We plan to begin actively seeking a partner for the development of the Company’s T-Cell Engager and other Immune Cell Engagers in Q3 2025.

Second-Generation Immune Checkpoint Inhibitors

The Company has developed second-generation, pembrolizumab-based immunotherapeutics against solid tumors, particularly for pancreatic and ovarian cancer, using its novel proprietary TRBC product discovery and development platform technology. Pembrolizumab, known as KEYTRUDA® (a registered trademark of Merck Sharp & Dohme LLC), is the leading FDA-approved ICI.

Since their introduction to the treatment of cancer in 2011, immune checkpoint inhibitors (“ICIs”) have been hailed as a breakthrough cancer therapy. Immune checkpoint proteins are expressed on the surface of T cells as the acting regulators for inhibiting the over-activation of T cells. By using ICIs, the immune response of T cells can be largely activated to re-establish the immune effects of anti-tumor exhausted T cells. However, there is vast evidence in preclinical and clinical studies suggesting that the lack of immune-cell costimulatory activities on ICIs diminishes their anti-tumor efficacy.

The Company’s pembrolizumab-based fusion molecules have been selected as leading clinical product candidates because they exhibit potent anti-pancreatic cancer activities and outperform pembrolizumab as monotherapy for cancer both in vitro and in humanized mouse models at dose levels that are well tolerated. This novel fusion immunotherapeutics block the checkpoint receptors and engages the costimulatory receptors, analogous to taking the foot off the brake and simultaneously hitting the gas, thus, representing a breakthrough second-generation ICI which revives anti-tumor function of T cells.

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

We derive revenue from license agreements. The Company entered the Wugen License in December 2020. On May 30, 2025, the Company agreed to a request from Wugen to suspend the Wugen License for a period of one-year. During this time, the Company may seek other business development transactions and may choose to terminate the Wugen License.

Since inception, the Company has recognized $16.2 million of revenues derived from the Wugen License, including upfront license fees in cash and shares of Wugen common stock, payments for vials of materials, and for manufacturing of development supplies for clinical trials. Consideration under our contract included a nonrefundable upfront payment, development, regulatory and commercial milestones, and royalties based on net sales of approved products. Additionally, HCW Biologics retained manufacturing rights and has agreed to provide Wugen with clinical and research grade materials for clinical development and commercialization of licensed products under separate agreements. We assessed which activities in the Wugen License should be considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the Wugen License.

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

The Company entered the WY Biotech License in November 2024. On May 30, 2025, WY Biotech notified the Company that it completed its due diligence to study the technical report delivered by the Company and elected to continue with the WY Biotech License. As a result, WY Biotech is financially obligated to the Company, as detailed in the WY Biotech License, as amended, including the obligation to pay a $7.0 million upfront license fee. WY Biotech is in the process of finalizing agreements with its contract development and manufacturing organization (“CDMO”) and investors. Since the Company has no payment history with WY Biotech, it did not recognize the upfront license fee as revenue as we concluded collectability was not probable. In order to accommodate WY Biotech’s timing in finalizing agreements, the Company and WY Biotech agreed to extend the latest date for payment of the $7.0 million license fee to September 30, 2025.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits, and stock-based compensation expense for employees in the executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include third-party costs such as insurance costs, fees for professional services, such as legal fees in the ordinary course of business, accounting advisors, auditing and tax services, facilities administrative costs, expenses related to maintaining our listing on Nasdaq and remaining in compliance with SEC filings, and other expenses.

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

Interest Expense

Interest expense includes interest paid on debt. This includes interest due on the Cogent Bank loan, Secured Notes issued by the Company and accretion of original issue discount and debt issuance costs.

Unrealized Gain on Investment

Unrealized gain on investment includes the gain on Wugen shares which Company elected to measure at fair value in the period ended June 30, 2025.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenues:
Revenues	$618,854	$6,550	$1,745,566	$11,615
Cost of revenues	(438,443)	(5,240)	(950,408)	(9,292)
Net revenues	180,411	1,310	795,158	2,323

Operating expenses:
Research and development	2,029,186	1,226,824	4,152,470	2,705,536
General and administrative	1,594,193	2,096,021	3,160,285	4,302,301
Legal expenses (recoveries), net	10,393,042	142,542	14,812,076	(1,596,951)
Nonoperating loss	1,300,000	—	1,300,000	—
Total operating expenses	15,316,421	3,465,387	23,424,831	5,410,886
Loss from operations	(15,136,010)	(3,464,077)	(22,629,673)	(5,408,563)
Interest expense	(159,666)	(228,714)	(159,666)	(505,853)
Unrealized gain on investment	—	1,748,688	—	1,748,688
Other income, net	15,485	16,373	41,086	41,122
Net loss	$(15,280,191)	$(1,927,730)	$(22,748,253)	$(4,124,606)

Comparison of the Three Months ended June 30, 2024 and June 30, 2025

Revenues

The Company recognized revenues of $618,854 and $6,550 for the three months ended June 30, 2024 and 2025, respectively. Revenues were derived exclusively from the sale of licensed molecules to Wugen in the three months ended June 30, 2024. There were no deferred revenues as of June 30, 2024 or June 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and June 30, 2025:

	Three Months Ended June 30,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$756,646	$778,440	$21,794	3%
Manufacturing and materials	751,770	33,986	(717,784)	(95)%
Preclinical expenses	258,476	146,948	(111,528)	(43)%
Clinical trials	65,120	110,935	45,815	70%
Other expenses	197,174	156,515	(40,659)	(21)%
Total research and development expenses	$2,029,186	$1,226,824	$(802,362)	(40)%

Research and development expenses decreased by $802,362, or 40%, from $2.0 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. The decrease was primarily due to a decline in manufacturing and materials and preclinical expenses.

Salaries, benefits, and related expenses increased by $21,794, or 3%, from $756,646 for the three months ended June 30, 2024 to $778,440 for the three months ended June 30, 2025. This increase was primarily attributable to the loss of $125,000 of the Wugen reimbursement of certain R&D expenses, which required that the Company pay all of these expenses.

Manufacturing and materials expense decreased by $717,784, or 95%, from $751,770 for the three months ended June 30, 2024 to $33,986 for the three months ended June 30, 2025. In the three months ended June 30, 2024, costs were primarily attributable to increased costs of production and materials related to manufacturing high-producing cell line of HCW9101, an affinity ligand we use in our manufacturing process. In the three months ended June 30, 2025, the Company had produced and vialed the product necessary for the clinical trials for HCW9302. Manufacturing activities for the molecules invented with the Company’s new TRBC platform have not yet commenced. the Company is focused on internal development and preparation for the subsequent creation of master cell banks to generate TRBC-based products.

Expenses associated with preclinical activities decreased by $111,528, or 43%, from $258,476 for the three months ended June 30, 2024 to $146,948 for the three months ended June 30, 2025. In the three months ended June 30, 2024, toxicology and other IND-enabling studies were winding down, as we prepare to submit the IND application for HCW9302, for which the Company received clearance of its IND from FDA early in 2025. In the three months ended June 30, 2025, there was a $195,830 decrease in cost related to toxicology and drug testing that were necessary for the IND application.

Expenses associated with clinical activities increased by $45,815, or 70%, from $65,120 for the three months ended June 30, 2024 to $110,935 for the three months ended June 30, 2025. The increase of expenses is primarily attributable to a $45,217 increase in costs related to outside advisors and collaborators and a $16,163 increase in costs related to site fees and data management, partially offset by a $15,575 decrease in patient-related fees. We anticipate that clinical expenses will increase in the coming year due to the initiation of the clinical trial to evaluate HCW9302 in an autoimmune indication.

Other expenses, which include overhead allocations, decreased by $40,659, or 21%, from $197,174 for the three months ended June 30, 2024 to $156,515 for the three months ended June 30, 2025. This decrease is primarily attributable to a $40,955 decrease allocation of depreciation for scientific equipment.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and June 30, 2025:

	Three Months Ended June 30,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$714,974	$765,539	$50,565	7%
Professional services	229,963	496,641	266,678	116%
Facilities and office expenses	204,715	111,740	(92,975)	(45)%
Accretion of fixed bonus upon maturity of Secured Notes	—	102,248	102,248	NM
Depreciation	66,615	59,160	(7,455)	(11)%
Rent and occupancy expense	63,992	62,528	(1,464)	(2)%
Other expenses	313,934	498,165	184,231	59%
Total general and administrative expenses	$1,594,193	$2,096,021	$501,828	31%

NM = Not meaningful

General and administrative expenses increased $501,828, or 31%, from $1.6 million for the three months ended June 30, 2024 to $2.1 million for the three months ended June 30, 2025. The increase is primarily due to increases in fees for professional services and accretion expense related to the fixed bonus payment due to the holders of the Secured Notes, in the event they are repaid on the Maturity Date, partially offset by a decrease in expenses related to facilities and office expenses.

Salaries, benefits and related expenses increased by $50,565, or 7%, from $714,974 for the three months ended June 30, 2024 to $765,539 for the three months ended June 30, 2025. There was a $33,931 increase in salaries, bonus payments and related taxes and a $33,203 increase in expense related to stock-based compensation, partially offset by a $16,569 decrease in expenses related to employee benefits.

Professional services increased by $266,678, or 116%, from $229,963 for the three months ended June 30, 2024 to $496,641 for the three months ended June 30, 2025. There was a $210,521 increase in fees paid for audit services, technical accounting advice, tax services, as well as the costs related to maintaining compliance with SEC and Nasdaq listing requirements. During this period, the Company completed a reverse stock split and received a Nasdaq determination letter for compliance with all listing rules. There was a $47,544 increase in fees paid related to patents. As a result of the Settlement Agreement, the Company agreed to maintain certain patent protection for rights retained under the Settlement Agreement as well as new patents related to the TRBC drug discovery and development platform and compounds created using this platform.

Facilities and office expenses decreased by $92,975, or 45%, from $204,715 for the three months ended June 30, 2024 to $111,740 for the three months ended June 30, 2025, primarily due to decreases of $93,576 in fees paid for licenses, software and IT services.

Throughout 2024, the Company issued $6.9 million of Secured Notes. The terms of the Secured Notes were amended on July 2, 2024 to include a fixed bonus payment in the event that the Secured Notes were repaid on their Maturity Date. In the three months ended June 30, 2025, the Company recognized an expense of $102,248 for accretion of the fixed bonus payment. On May 7, 2025, $6.6 million of the principal of the Secured Notes converted to equity. The accretion expense represents the accretion for the period up to the conversion date for these Secured Notes.

Other expenses increased by $184,231, or 59%, from $313,934 for the three months ended June 30, 2024 to $498,165 for the three months ended June 30, 2025. The increase is primarily attributable a $79,314 increase in insurance-related costs and an increase of $105,363 for expenses related to recognition of financing costs that did not qualify for deferral, primarily related to the registration of the underlying shares of the Equity Purchase Agreement with Square Gate.

Legal Expenses

In the three months ended June 30, 2024, the Company incurred $10.4 million in legal expenses in connection with the Arbitration. The Company incurred legal expenses on its own behalf and on behalf of Dr. Wong in preparation for the hearing, which took place in May 2024. During the three months ended June 30, 2024, terms for the Settlement were reached. The Arbitration was settled on July 13, 2024, and the Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024. As of June 30, 2025, the Company reported a balance of $12.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $6,700 for accrued legal fees within Accrued liabilities and other current liabilities. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter. See Part II, Item 1, “Legal Proceedings.”

In the three months ended June 30, 2025, the Company incurred $142,542 of legal expenses related to the Arbitration. We anticipate we will continue to incur expenses for the costs of remaining in compliance with the terms of the Settlement Agreement.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date (the “2022 Loan”). We borrowed $6.5 million under this agreement. Amounts outstanding on the term loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 48 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. Related to the 2022 Loan, in the three months ended June 30, 2024 and June 30, 2025, we paid $93,789 and $92,569, respectively, in cash for interest. For the three months ended June 30, 2024 and 2025, interest was expensed.

From March 31, 2024 to October 30, 2024, the Company issued $6.9 million in Secured Notes in multiple closings. The Secured Notes bear interest at an annual rate of 9%, payable quarterly in arrears. During the three months ended June 30, 2024 and 2025, the Company incurred $65,293 and $67,324, respectively, of interest expense related to the Secured Notes. The noteholders holding $6.6 million of the outstanding principal of the Secured Notes converted their Secured Notes for equity on May 7, 2025.

On May 8, 2025, the Company issued a $150,000 promissory note with a personal guarantee from the Company’s Founder and Chief Executive Officer, which has an original issue discount of $75,000 which is accreted on a straight-line basis from the date of issuance to the Maturity Date of February 7, 2026. In the three months ended June 30, 2025, the Company recognized $6,389 of accretion expense.

For the three months ended June 30, 2024 and 2025, the Company recognized $2,592 and $17,314, respectively, for the amortization of debt issuance costs included within Interest expense on the condensed interim statement of operations.

Unrealized Gain on Investment

The Company recognized $1.7 million of unrealized gain on investment for the three months ended June 30, 2025. There was no unrealized gain on investment in the comparable period in 2024.

Other Income, Net

Other income, net had a de minimis increase from $15,485 for the three months ended June 30, 2024 to $16,373 for the three months ended June 30, 2025.

Comparison of the Six Months ended June 30, 2024 and June 30, 2025

Revenues

The Company recognized $1.7 million and $11,615 of revenues for the six months ended June 30, 2024 and 2025, respectively. In the six months ended June 30, 2024 and 2025, revenues were derived exclusively from the sale of licensed molecules to Wugen. Under the terms of the supply agreement between Wugen and the Company, the Company earns an industry-standard gross margin. Occasionally, Wugen acquires product which is part of inventory we made for our own use. In these instances, we do not apply the standard costs since the cost of manufacturing these materials would have already been expensed in a prior period. As of June 30, 2025, the Company agreed to a request from Wugen to suspend the Wugen License for a period of one year, so the Company expects there will be no revenue under the Wugen license during this time. The suspension will run for a period of one year from the effective date and will end on May 29, 2026. During the suspension, the Company is free to enter licenses with other parties for the molecules that are subject of the Wugen license. We are in active negotiations with some large biologics manufacturers concerning a license for HCW9206, which can be used to make the manufacturing of CAR-T products more efficient.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and June 30, 2025:

	Six Months Ended June 30,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$1,536,393	$1,479,546	$(56,847)	(4)%
Manufacturing and materials	1,328,072	296,783	(1,031,289)	(78)%
Preclinical expenses	543,567	324,060	(219,507)	(40)%
Clinical trials	331,758	298,755	(33,003)	(10)%
Other expenses	412,680	306,392	(106,288)	(26)%
Total research and development expenses	$4,152,470	$2,705,536	$(1,446,934)	(35)%

Research and development expenses decreased by $1.5 million, or 35%, from $4.2 million for the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025. This decrease was primarily attributable to a decrease in expenses related to manufacturing and materials and preclinical expenses, although expenses declined in all categories.

Salaries, benefits, and related expenses decreased by $56,847, or 4%, from $1.5 million for the six months ended June 30, 2024 to $1.5 million for the six months ended June 30, 2025. This decrease is primarily attributable to a decrease in salaries and payroll taxes of $177,258 and a decrease of $73,277. In addition, the Company did not have the Wugen reimbursement of certain R&D expenses at this time, which ordinarily would have offset costs. During this time, the Wugen reimbursement to support the Company’s R&D activities declined by $187,500.

Manufacturing and materials expense decreased by $1.0 million, or 78%, from $1.3 million for the six months ended June 30, 2024 to $296,783 for the six months ended June 30, 2025. In the six months ended June 30, 2024, costs were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101. In the six months ended June 30, 2025, the decrease in manufacturing and materials costs were primarily attributable to a $1.0 million decrease in drug costs and a $15,107 decrease in ancillary expenses such as shipping and storage costs.

Expenses associated with preclinical activities decreased by $219,507, or 40%, from $543,567 for the six months ended June 30, 2024 to $324,060 for the six months ended June 30, 2025. In the six months ended June 30, 2024, toxicology and other IND-enabling studies were winding down, as we prepared its IND application for the evaluation of HCW9302 in an autoimmune disease. The Company received clearance of its IND from FDA early in 2025. In the six months ended June 30, 2025, expenses were incurred in connection with further testing and research with collaborators.

Expenses associated with clinical activities decreased by $33,003, or 10%, from $331,758 for the six months ended June 30, 2024 to $298,755 for the six months ended June 30, 2025. The decrease was primarily attributable to a $73,231 decrease in patient fees, partially offset by a $41,815 in costs related to clinical site maintenance and data management. In the six months ended June 30, 2024, our activities were focused on post-clinical correlative studies which we conducted through collaborations. In the six months ended June 30, 2024, as a result of the Settlement Agreement, ImmunityBio has the exclusive right to the use of HCW9218 in the treatment of cancer. In the six months ended June 30, 2025, activities were focused on additional studies with collaborators and start up fees related to opening clinical sites in preparation for the initiation of the clinical trial to evaluate HCW9302 in an autoimmune disease.

Other expenses, which include overhead allocations, decreased by $106,288, or 26%, from $412,680 for the six months ended June 30, 2024 to $306,392 for the six months ended June 30, 2025. The decrease in other expenses is primarily attributable to a $87,716 decrease in the allocation of depreciation and a $18,267 decrease in costs related to repairs and maintenance.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and June 30, 2025:

	Six Months Ended June 30,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$1,236,585	$1,554,026	$317,441	26%
Professional services	583,769	951,008	367,239	63%
Facilities and office expenses	408,314	206,068	(202,246)	(50)%
Accretion of fixed bonus upon maturity of Secured Notes	—	375,308	375,308	NM
Depreciation	133,694	120,398	(13,296)	(10)%
Rent expense	106,708	112,278	5,570	5%
Other expenses	691,215	983,215	292,000	42%
Total general and administrative expenses	$3,160,285	$4,302,301	$1,142,016	36%

NM = Not meaningful

General and administrative expenses related to the ordinary course of business increased by $1.1 million, or 36%, from $3.2 million for the six months ended June 30, 2024 to $4.3 million for the six months ended June 30, 2025. The increase is primarily attributable to increases in salaries and benefits, professional fees, accretion of the fixed bonus payable if Secured Notes are repaid on the Maturity Date, and insurance costs.

Salaries, benefits and related expenses increased by $317,441, or 26%, from $1.2 million for the six months ended June 30, 2024 to $1.5 million for the six months ended June 30, 2025. In the six months ended June 30, 2024, officers waived a $298,159 a performance-based bonus payment that was earned in 2022, which effectively reduced the salaries, benefits and related expenses by that amount. Excluding the benefit of the waiver of the performance-based bonus, there was a $19,282 increase in salaries, benefits and related expenses from the six months ended June 30, 2024 to the six months ended June 30, 2025. In the six months ended June 30, 2025, there was a $35,978 increase in employee benefits, partially offset by a $16,695 decrease in salaries and related taxes.

Professional services increased by $367,239, or 63%, from $583,769 for the six months ended June 30, 2024 to $951,008 for the six months ended June 30, 2025. The increase is primarily attributable to a $356,801 increase in fees paid for audit services, technical accounting advice, tax services, as well as the costs related to maintaining compliance with SEC and Nasdaq listing requirements. During this period, the Company completed a reverse stock split and received a Nasdaq determination letter for compliance with all listing rules. There was an increase of $16,400 related to expenses for public relations activities such as press releases. In the six months ended June 30, 2025, professional services include legal expenses of $305,536 for fees related to patents, a $5,962 decrease from the comparable period a year earlier. As a result of the Settlement Agreement, the Company agreed to maintain certain patent protection for rights retained under the Settlement Agreement as well as new patents related to the TRBC drug discovery and development platform and compounds created using this platform.

Facilities and office expenses decreased by $202,246, or 50%, from $408,314 for the six months ended June 30, 2024 to $206,068 for the six months ended June 30, 2025. The decrease is primarily due to a $187,483 decrease in fees paid for licenses, software and IT services.

Throughout 2024, the Company issued $6.9 million of Secured Notes. The terms of the Secured Notes were amended on July 2, 2024 to include a fixed bonus payment in the event that the Secured Notes were repaid on their Maturity Date. In the six months ended June 30, 2025, the Company recognized an expense of $375,308 for accretion of the fixed bonus payment. On May 7, 2025, $6.6 million of the principal of the Secured Notes converted to equity. The accretion expense represents the accretion for the period up to the conversion date for these Secured Notes.

Other expenses increased by $292,000, or 42%, from $691,215 for the six months ended June 30, 2024 to $983,215 for the six months ended June 30, 2025. The increase is primarily attributable to a $108,848 related to expenses for financing costs, including the Equity Purchase Agreement with Square Gate and a $194,915 increase in insurance-related costs, partially offset by a $17,937 decrease in travel-related expenses.

Legal Expenses

Legal expenses related to the Arbitration were $14.8 million for the six months ended June 30, 2024. In the six months ended June 30, 2024, preparations for the Arbitration were taking place with witness preparation and depositions. The Arbitration hearing was held from May 20, 2024 to May 31, 2024, which required a large team of lawyers primarily to represent the Company and Dr. Wong, our Founder and Chief Executive Officer, but also for Dr. Peter Rhode, our Chief Scientific Officer and Vice President of Clinical Affairs and an officer of the Company; as well as other employees. The hearing was followed by an extended period of intense negotiations which culminated in a Settlement Agreement entered into by the Company and Dr. Wong as of July 13, 2024 with Altor/NantCell and its parent, ImmunityBio. While the Company has relief from the future burden of ongoing legal expenses related to these proceedings, we incurred significant legal expenses for our defense and for the defense of officers and employees. As of June 30, 2025, the Company reported a balance of $12.4 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $6,700 for accrued legal fees within Accrued liabilities and other current liabilities. We require a reasonable payment plan to prevent these expenses from overwhelming the Company’s resources. We are engaged in discussions with the law firms involved with this matter. See Part II, Item 1, “Legal Proceedings.”

In the six months ended June 30, 2025, the Company received a $2.0 million insurance reimbursement for legal fees incurred on behalf of Dr. Hing Wong, the Company’s Founder and Chief Executive Officer, for his defense costs associated with the Arbitration, in prior periods, which was paid directly to the law firm involved. The insurance reimbursement is included within Legal expenses, net, along with legal fees related to the Arbitration of $402,995 incurred in the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company reported a contra expense of $1.6 million in Legal expenses, net in the accompanying condensed interim statement of operations.

Interest Expense

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property we acquired on that same date (the “2022 Loan”). We borrowed $6.5 million under this agreement. Amounts outstanding on the term loan accrue interest at a rate per annum equal to 5.75%. We were obligated to make interest-only payments on this loan from September 2022 through August 2023 and principal and interest payments in 48 equal monthly installments, based on a 25-year maturity schedule, commencing September 15, 2023. Related to the 2022 Loan, in the six months ended June 30, 2024 and June 30, 2025, we paid $188,162 and $183,604, respectively, in cash for interest. For the six months ended June 30, 2024, three months interest was capitalized and three months interest was expensed. For the six months ended June 30, 2025, interest was expensed.

From March 31, 2024 to October 30, 2024, the Company issued $6.9 million in Secured Notes in multiple closings. The Secured Notes bear interest at an annual rate of 9%, payable quarterly in arrears. During the six months ended June 30, 2024 and 2025, the Company incurred $65,293 and $220,558, respectively, of interest expense related to the Secured Notes. The noteholders holding $6.6 million of the outstanding principal of the Secured Notes converted their Secured Notes for equity on May 7, 2025.

On May 8, 2025, the Company issued a $150,000 promissory note with a personal guarantee from the Company’s Founder and Chief Executive Officer, which has an original issue discount of $75,000 which is accreted from the date of issuance to the Maturity Date of February 7, 2026. In the six months ended June 30, 2025, the Company recognized $14,722 of accretion expense.

For the six months ended June 30, 2024 and 2025, the Company recognized $5,183 and $74,344, respectively, for the amortization of debt issuance costs included within Interest expense on the condensed interim statement of operations.

Unrealized Gain on Investment

The Company recognized $1.7 million of unrealized gain on investment for the six months ended June 30, 2025. There was no unrealized gain on investment in the comparable period in 2024.

Other Income, Net

Other income, net increased from $41,086 for the six months ended June 30, 2024 to $41,122 in the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, our principal source of liquidity was $2.4 million in cash and cash equivalents, including money market investments, and as a result, there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Quarterly Report. We considered elements of our financing plan that were probable and likely to be implemented within the next year. While we have already begun to successfully execute our financing plan, including raising $11.9 million in two equity financings, putting an Equity Purchase Agreement in place, and completing our performance obligation under the WY Biotech License to earn an $7.0 million upfront license fee which we expect to collect in the third quarter of 2025, we concluded that elements of our financing plan are not probable and thus they were not sufficient to include in our going concern analysis. In addition, during the period ended June 30, 2025, the Company strengthened our balance sheet by extinguishing $7.7 million of debt through restructuring and conversion to equity, including restructuring $7.4 million of Secured Notes and accumulated accretion of a fixed bonus payable upon Maturity Date and converting $270,000 of unsecured promissory notes according to the terms in the agreement.

In the coming year, we believe we have some significant potential valuation inflection points related to expected initiation of a clinical trial to evaluate HCW9302 in an autoimmune disease, licensing agreements and revelations regarding the potential of some of the new class of molecules the Company has created with our TRBC platform. These events could provide much needed momentum for successful financings. However, if the Company is not successful in raising additional capital through these activities, management may need to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

The Company expects to continue to access the public markets through the issuance of shares of Common Stock and other securities. Thus, resolving the compliance issues with Nasdaq is a critical element to our liquidity and capital reserves. On June 26, 2025, Company announced that it received formal notice from Nasdaq that the Company is in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”). On May 13, 2025, the Company received formal notice from Nasdaq that it regained compliance with the bid price requirement in Listing Rule 5550(a)(2), the public float requirement in Listing Rule 5550(a)(4), and the market value of publicly held shares requirement in Listing Rule 5550(a)(5). As a result, the Company is in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market tier, and the previously disclosed listing compliance matters have been closed. The Company was also notified that it will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through June 23, 2026.

One of the means the Company has at its disposal for accessing the public market through the issuance of shares of Common Stock is a standby equity purchase agreement. On February 20, 2025, the Company entered into an Equity Purchase Agreement and a related Registration Rights Agreement with Square Gate Capital Master Fund, LLC - Series 4 (“Square Gate”), pursuant to which the Company will have the right, but not the obligation, to sell to Square Gate, and Square Gate will have the obligation to purchase from the Company, up to $20.0 million (the “Maximum Commitment Amount”) worth of the Company’s shares of Common Stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. On April 16, 2025, the SEC declared a registration statement effective to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

In addition to equity financings, a key strategy in our financing plan is identifying candidates in our sizeable molecule portfolio that would be appropriate to develop through business development transactions, especially out-licensing. In the second quarter of 2025, we intend to begin our search for an appropriate partner to commercialize our Immune-Cell Engagers, including T-Cell Engagers, created using our TRBC drug discovery and development platform. Since the inception of the Wugen License in December 2020, the Company has recognized cumulative revenues of $16.2 million. In the quarter ended June 30, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, including Wugen’s clinical trial due diligence obligations and its obligation to pay $500,000 annually to reimburse the Company for certain R&D expenses. The suspension will run for a period of one year from the effective date and will end on May 29, 2026. During the suspension, the Company has the exclusive right to seek alternate licensees and terminate the license in order to enter other business development transactions related to the ex vivo rights of licensed molecules. We are actively engaged in discussions with several large biologics manufacturing companies with interest in a license for these molecules. In the quarter ended June 30, 2025, WY Biotech notified the Company that it completed its due diligence to study the technical report delivered by the Company and elected to continue with the exclusive worldwide license agreement, as amended (the “WY Biotech License”). As a result, WY Biotech is financially obligated to the Company, as detailed in the WY Biotech License, as amended, including the obligation to pay the $7.0 million upfront license fee. In order to accommodate WY Biotech’s timing in finalizing agreements with its CDMO and investors, the Company and WY Biotech agreed to extend the date for payment of the $7.0 million license fee on or before September 30, 2025. Since the Company has no payment history with WY Biotech, the Company will recognize revenue when there are legally binding agreements with investors, as we concluded collectability was not probable.

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

In the accompanying condensed balance sheet as of June 30, 2025, the Company reported a balance of $12.3 million for legal fees incurred but not yet paid that were included within Accounts payable and an accrual of $8,000 for accrued legal fees within Accrued liabilities and other current liabilities. The Company is engaged in discussions with the law firms involved with this matter to arrange a reasonable payment plan with respect to those legal fees. With the execution of the Settlement Agreement, the Company resolved the attendant uncertainties for the outcome of the Arbitration and additional complexities, and it launched its new financing plan. In the six months ended June 30, 2025, the Company received a $2.0 million insurance payment, which was paid directly to the law firm that represented Dr. Wong for his defense during the Arbitration. The insurance payment is reported within Legal expenses, net in the condensed interim statement of operations.

The Company owns a property which we are renovating to create a biologics manufacturing facility to produce clinical trial quantities of material to serve our needs, the needs of our licensees, and other small clinical-stage immunotherapeutic companies. We are actively seeking financing to complete this project. On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase our property at which the Company planned to build a facility to manufacture biologics and upgrade its research laboratory facilities. The loan is secured by a first priority lien on the property. As of June 30, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with construction. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of June 30, 2025, the Company has reflected this loan as Short-term debt, net, to reflect that the lender has the right to accelerate the loan under a discretionary default provision.

On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and intends to timely respond to the B&I MSJ.

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed interim financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis as of June 30, 2025 was not alleviated.

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

Comparison of the Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2025

The following table summarizes our cash flows for the six months ended June 30, 2024 and June 30, 2025:

	Six Months Ended June 30,
	2024	2025
Cash used in operating activities	$(8,466,076)	$(6,796,159)
Cash (used in) provided by investing activities	(111,142)	—
Cash provided by financing activities	6,143,431	4,560,549
Net decrease in cash and cash equivalents	$(2,433,787)	$(2,235,610)

Operating Activities

Net cash used in operating activities were $8.5 million for the six months ended June 30, 2024 and $6.8 million for the six months June 30, 2025.

Cash used in operating activities for the six months ended June 30, 2024 consisted primarily of net loss for the period of $22.7 million, partially offset by cash from a $11.9 million increase in accounts payable primarily related to legal fees incurred in connection with the Arbitration and Settlement Agreement, a $880,784 decrease in accounts receivable, and a $703,805 decrease in prepaid expenses and other assets, as well as cash provided by non-cash adjustments, consisting of $373,433 of cash provided for adjustment for depreciation and accretion and $484,506 of cash provided for adjustment for stock-based compensation.

Cash used by operating activities for the six months ended June 30, 2025 consisted primarily of net loss for the period of $4.1 million, a $1.7 million adjustment for unrealized gain on investment, a $560,590 decrease in Accounts receivable, a $2.8 million decrease in Accounts payable, and a $131,134 loss on conversion with a related party, partially offset by non-cash adjustments of $710,926 for depreciation and accretion expenses, $553,949 for compensation expenses related to stock-based compensation, and a $150,000 Commitment Fee paid in the Company’s Common Stock. Cash provided by operations includes a $2.0 million insurance reimbursement for legal fees incurred on behalf of Dr. Hing Wong, the Company’s Founder and Chief Executive Officer, for his defense costs associated with the Arbitration, in prior periods, which was paid directly to the law firm involved. See Part II, Item 1, “Legal Proceedings.”

Investing Activities

Cash used by investment activities for the six months ended June 30, 2024 consisted of $111,142 used for purchases of property and equipment. There was no cash used in or provided by investing activities for the six months ended June 30, 2025.

Financing Activities

During the six months ended June 30, 2024, $6.1 million of cash provided by financing activities consisted of a $2.5 million private placement of the Company’s common stock and $3.7 million from the issuance of Secured Notes, partially offset by $58,829 of cash used for debt repayment.

During the six months ended June 30, 2025, $4.6 million of cash provided by financing activities consisted of the following:

•
$1.5 million of gross proceeds for the issuance of shares of the Company’s Common Stock.
•
$3.8 million in gross proceeds for the issuance of Pre-Funded Warrants may be exercised to purchase shares of the Company’s Common Stock.
•
$150,000 in gross proceeds upon the issuance of a promissory note secured by a personal guarantee by the Company’s Founder and Chief Executive Officer.
•
$824,899 used for issuance costs.
•
$63,385 used to repay debt.

In the six months ended June 30, 2025, there were significant noncash transactions. The Company restructured $7.4 million of Secured Notes and accumulated accretion for a fixed bonus payable upon Maturity Date, in exchange for shares of Common Stock, warrants to exercise for Common Stock, and the right to receive proceeds upon the liquidation or sale of a portion of the Company’s shares of Wugen common stock. Because this was a transaction with related parties, the gain from restructuring was recorded to additional paid-in capital for the period ended June 30, 2025. Also during this period, the Company closed on a $5.0 million financing in which it issued shares of the Company’s Common Stock and warrants to exercise to purchase shares of the Company’s Common Stock and repriced previously issued warrants with an existing stockholder of the Company. The Company estimated fair value of the securities issued and repriced warrants was $15.2 million. The difference between the gross proceeds and fair value was recognized as an equity dividend to investor, as this transaction was with an existing stockholder of the Company. The Company recorded a $10.2 million dividend to additional paid-in capital for the period ended June 30, 2025.

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

Standby Equity Line of Credit

The Company entered an Equity Purchase Agreement (the “Equity Purchase Agreement”) with an investor on February 20, 2025, which the Company deemed to be a Standby Equity Purchase Agreement (“SEPA”). A SEPA is an equity-linked instrument for which an entity has the right, but not the obligation, to sell the entity’s common stock to third-party investors over a specified period. The total number of shares that the entity may issue to the investor is capped by either an aggregate dollar amount or an aggregate number of shares. Furthermore, the number of shares that an entity may issue at any particular time during the life of the SEPA is also limited. The price payable by the investor for each share of common stock purchased from the entity is generally discounted. In exchange for its access to capital through the SEPA, the entity typically provides up-front consideration to the investor in the form of cash or shares of the entity’s common stock. Economically, before the entity has elected to sell shares, a SEPA represents a purchased put option on the entity’s own equity. However, once the entity “draws” on the SEPA, the related number of shares issuable constitutes a forward contract to issue common stock. Thus, a SEPA contains both a purchased put option element and a forward share issuance element. This generally means that a SEPA generally does not qualify for equity classification. Accordingly, entities must recognize an asset or liability for its SEPA. Such asset or liability must be measured at fair value, with changes in fair value recognized in net (loss) income.

Because SEPAs do not qualify for classification in equity, an entity must expense as incurred the amount by which any consideration provided to the investor at the inception of the arrangement exceeds the fair value of the asset recognized for the SEPA.

An entity should recognize at fair value the common shares issued to the investor upon settlement of a SEPA by using the quoted price of the shares on the date of issuance. The then-current fair value of the asset or liability for the associated forward share issuance contract must be derecognized in conjunction with the settlement. The proceeds received from the investor are reflected and any residual amount must be charged (or credited) to earnings. This accounting is consistent with the guidance in ASC 815 that applies upon the settlement of a derivative instrument. When an equity-linked instrument classified as an asset or liability is settled, entities should measure the instrument at its current fair value as of the settlement date and include in earnings any previously unrecognized fair value gain or loss.

In summary, upon settlement of a forward issuance contract element of a SEPA, an entity would recognize in earnings the following amounts:

•
The gain (loss) for the excess (deficit) of (a) the carrying amount of the asset or liability for the forward issuance contract plus the proceeds received and (b) the fair value of the common shares as of the issuance date.
•
Any issuance or transaction costs incurred in conjunction with the issuance of the shares.

Recent Accounting Pronouncements

See Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we had cash and cash equivalents of $2.4 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed interim balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response thereto. Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc., one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and intends to timely respond to the B&I MSJ.

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

Conversion of Senior Secured Notes for Unregistered Shares of Common Stock and Unregistered Warrants

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

As of October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the Board of Directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and Chief Executive Officer; $220,000 purchased by Rebecca Byam, Chief Financial Officer; $140,000 purchased by Scott T. Garrett, Chairman of the Board of Directors; $60,000 purchased by Gary M. Winer, who was a member of the Board of Directors at the time he made this investment; $25,000 purchased by Lee Flowers, Senior Vice President for Business Development; and $25,000 purchased by Rick S. Greene, member of the Board of Directors.

The Secured Notes bear interest at a rate of 9% per annum, payable quarterly in arrears, and mature on August 30, 2026 (the “Maturity Date”), on which date the principal balance, accrued but unpaid interest, and other amounts that may be due under the terms of the Amended and Restated Note Purchase Agreement shall be due and payable. The Secured Notes may be prepaid on or prior to December 31, 2024, but will be subject to a 5% prepayment penalty (“Premium Amount”). Thereafter, the Secured Notes may be repaid upon a Mandatory Redemption event or at the end of the term.

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

The foregoing descriptions of the Amended and Restated Note Purchase Agreement, Amended and Restated Senior Secured Notes, Escrow Agreement and Amended and Restated Pledge Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Form of Amended and Restated Senior Secured Note Purchase Agreement, Form of Senior Secured Promissory Note, Form of the Amended and Restated Pledge Agreement and Form of Amended and Restated Escrow Agreement, copies of which are filed as Exhibit 10.21 (and Exhibit 10.25 for the first amendment thereto as amended on September 30, 2024), Exhibit 10.22, Exhibit 10.23 and Exhibit 10.24, respectively, to our Annual Report and on Form 10-K are incorporated herein by reference.

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

The Principal Terms of Conversion were approved at a Special Meeting of Stockholders held on March 31, 2025 and were effected pursuant to the terms of that certain Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements dated as of May 1, 2025 (the “Conversion Amendment”). On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued unregistered shares of Common Stock and warrants to purchase an up to $3.3 million of Common Stock with terms as agreed in the Principal Terms for Conversion. The Company issued 253,083 unregistered shares of Common Stock and Common Stock Warrants to purchase up to 126,540 shares of Common Stock to the noteholders who converted. In addition, the Company transferred the right to receive the proceeds of the liquidation or sale of 1,067,796 of the Company’s Wugen shares, if that occurs, which was recorded as a contingent liability at a fair value of $1.6 million as of June 30, 2025. If no such event occurs by August 2030, then the converting noteholders will receive the 1,067,796 shares of Wugen common stock. Shares of Common Stock, including those underlying the Common Stock Warrants, are subject to a 180-day lockup from date of issuance.

Sale of Unregistered Warrants

On November 20, 2024, the Company closed on a $6.9 million offering with a single institutional investor (the “Investor”) for the issuance and sale of (i) 104,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and (ii) pre-funded warrants to purchase up to 63,925 shares of Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Registered Offering”), pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering was made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement. All Pre-Funded Warrants issued in the Registered Offering were exercised on November 20, 2024. In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the Company also issued unregistered warrants to purchase up to an aggregate of 167,925 shares of Common Stock (“Common Stock Warrants”) for $41.20 per share. Share amounts and exercise price per share reflect the adjustment for the Reverse Stock Split that was effective on April 11, 2025.

On April 16, 2025, the SEC declared the registration statement effective which registered the 167,925 shares of Common Stock underlying the Common Stock Warrants. On May 15, 2025, the Company entered into a privately negotiated agreement with the holder of these Common Stock Warrants to reduce the exercise price of such warrants from $41.20 per share to $7.45 per share.

Issuance of Unregistered Shares of Common Stock for Commitment Shares

The Company issued 9,616 shares of the Company’s Common Stock on March 12, 2025, reflecting the adjustment for the Reverse Stock Split that was effective on April 11, 2025. These shares were issued in connection with an Equity Purchase Agreement (“EPA”) and a Registration Rights Agreement (the “RRA”) the Company entered into with Square Gate Capital Master Fund, LLC – Series 4, a series limited liability company organized in the State of Delaware (“Square Gate”). Pursuant to Section 6.4(a) of the EPA, following expiration of Square Gates’s Due Diligence Period (as defined in the EPA), the Company is obligated to pay to Square Gate a commitment fee of $150,000 (the “Commitment Fee”), which is required to be paid in the form of a number of shares of the Company’s Common Stock, valued at the closing share price of the Common Stock on The Nasdaq Stock Market on February 19, 2025 (“Commitment Shares”).

On April 16, 2025, the SEC declared the registration statement effective which registered the Commitment Shares, and the Commitment Shares were transferred to Square Gate, without restrictions.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit No.	Filing Date

10.1	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	10-K	011-40591	10.33	03/28/2025
10.2	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	10-K	011-40591	10.34	03/28/2025
10.3	Definitive Proxy Statement dated February 21, 2025, on Form 14A, including Appendices	10-K	011-40591	10.35	03/28/2025
10.4	Form of Promissory Note, dated May 8, 2025, between the Company and Holder	10-Q	011-40591	10.4	05/15/2025
10.5	Form of Guaranty and Pledge Agreement, dated May 8, 2025, between the Dr. Hing C. Wong and Lender	10-Q	011-40591	10.5	05/15/2025
10.6	Form of Unsecured Convertible Promissory Note, dated May 5, 2025, between the Company and Holder	10-Q	011-40591	10.6	05/15/2025
10.7	Form of Placement Agency Agreement, dated May 13, 2025, between Company and Maxim Group LLC	8-K	011-40591	10.1	05/15/2025
10.8	Form of Securities Purchase Agreement, dated May 13, 2025, between the Company and Purchaser	8-K	011-40591	10.2	05/15/2025
10.9	Form of Pre-Funded Warrant Purchase Agreement, dated May 13, 2025, between Company and Holder	8-K	011-40591	4.2	05/15/2025
10.10	Form of Common Stock Warrant Purchase Agreement, dated May 13, 2025, between Company and Holder	8-K	011-40591	4.1	05/15/2025
10.11	Form of Common Stock Warrant, original issue date November 20, 2024, between Company and Holder, as amended	8-K	011-40591	4.3	05/15/2025
10.12	Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements, dated May 1, 2025, between Company and Holder					X
10.13	Form of Common Stock Warrant, dated May 7, 2025, between Company and Holder					X
10.14	Letter Agreement to the License, Research and Co-Development Agreement, dated March 17, 2025, between Company and WY Biotech Co. Ltd.					X
10.15	Confirmation of Letter of Acceptance of Deliverable from Company by WY Biotech Co. Ltd., dated May 30, 2025					X
10.16	Second Letter Agreement to the License, Research and Co-Development Agreement, dated July 13, 2025, between Company and WY Biotech Co. Ltd.
10.17	Exclusive License Agreement 12-month Suspension, dated May 29, 2025, between the Company and Wugen, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
		,

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2024 and June 30, 2025 (unaudited); (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and June 30, 2025 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 (unaudited) and June 30, 2025 (unaudited); (v) the Condensed Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and June 30, 2025 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).

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

HCW Biologics Inc.

Date: August 18, 2025	By:	/s/ Hing C. Wong
Hing C. Wong
Founder and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2025	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)