Form 10-K
period 2025-12-31
HCW Biologics Inc.
filed 2026-03-31
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.2 million based on the closing price of the shares of $3.9650 per share as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s common stock outstanding as of March 25, 2026 is 6,734,104.

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

-i-

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success of prospective products, plans and objectives of management for future operations, future capital-raising activities, adequacy of our cash resources and working capital, persistent staffing issues at clinical sites, as well as delays and backlog at testing facilities needed to perform IND-enabling activities, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A -“Risk Factors” of this Annual Report and in other filings we make with the Securities and Exchange Commission (the “SEC”) from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

References in this Annual Report to “we,” “our,” “us,” “HCW Biologics,” “HCWB,” and the “Company” refer to HCW Biologics Inc.

HCW BIOLOGICS® and TOBITM are trademarks of HCW Biologics Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, the registered and unregistered trademarks and service marks in this Annual Report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business.

Overview

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to support or treat diseases promoted by chronic inflammation. We have created novel compounds that represent a new class of drugs that we believe have the potential to fundamentally change the treatment of autoimmune disorders and other proinflammatory diseases, cancer and senescence-associated dysplasia. Among other things, we have begun commercialization of certain commercial-ready proprietary compounds for use as reagents in the production of immunotherapeutics for the treatment of infectious diseases and cancer. We want our products to improve patients’ healthspan as well as their quality of life, and possibly extend longevity.

Chronic inflammation is believed to be a significant contributing factor to the cause for many diseases and conditions that diminish health span and quality of life. The induction and retention of low-grade inflammation in the human body is mainly the result of persistent activation of immune cells and the accumulation of non-proliferative but metabolically active senescent cells.

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

Two of the Company’s proprietary molecules, HCW9201 and HCW9206, are commercial-ready to be used as reagents in the production of immunotherapeutic treatments. On March 13, 2026, Science Advances, a peer-reviewed, high-impact journal, released a publication with the Company’s data that showed the Company’s proprietary, commercial-ready compound, HCW9206, could fundamentally change how CAR-T cell therapies are manufactured and potentially improve how they perform against diseases such as cancer and HIV. These findings support the Company’s belief that HCW9206 is a leap forward in both clinical potential and manufacturing efficiency.

The Company has developed two proprietary drug discovery and development platforms which we use to create novel fusion immunotherapeutics:

The TOBI™ (Tissue factOr-Based fusIon) platform. The TOBITM platform is designed to engineer multi-functional fusion protein molecules and protein complexes that rebalance the immune system. It employs a Tissue Factor (“TF”) scaffold that can be packaged with multiple protein targets, including cytokines, chemokines, ligands, receptors, and single-chain antibodies.

The T-cell Receptor β Chain constant region (“TRBC”) platform. The TRBC platform is designed to engineer multi-function fusion protein molecules and protein complexes that rejuvenate the immune system. It employs a protein-based scaffold that can be packaged with multiple elements, including multi-specific cytokines, immune checkpoint inhibitors, and immune-cell engagers.

Our clinical development programs are based on a few select lead product candidates which will be advanced in Company-sponsored clinical trials or in partnership with a corporate partner. Our clinical development and financing strategy consider business development transactions as a key component for our plans to develop breakthrough therapeutics. We regularly assess our product portfolio to determine if clinical development through a corporate partnership is the optimal means to advance clinical development and commercialization.

Lead Product Candidates in Clinical Development

•
HCW9302 is a clinical-stage compound that is an injectable, first-in-kind interleukin 2 (“IL-2”) fusion protein complex constructed using the Company’s proprietary TOBI platform technology. Its mechanism of action involves binding to IL-2αβγ receptors predominantly expressed on regulatory T (“Treg”) cells, thereby activating and expanding Treg cells that can suppress unwanted immune and inflammatory responses. Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) has an option to license the rights to the China market for HCW9302. On November 17, 2025, the first patient was dosed at The Ohio State University Wexner Medical Center for the Company-sponsored, multi-center first-in-human clinical trial to evaluate HCW9302 in patients with alopecia areata (NCT07049328).
•
HCW11-018b is a preclinical molecule that is a novel, tetra-valent T-Cell engager we call the Big BiTE, since it consists of a BiTE (common for all T-Cell Engagers) and an Enhancer (which makes the HCWB T-Cell Engager the “BIG BiTE”). HCW11-018b is designed to address key challenges for first generation T-Cell Engagers: manufacturability, preclinical safety profile, and ability to treat solid tumors.
•
HCW11-040 is a preclinical molecule that is a unique combination of cytokines and pembrolizumab, a generic form of Keytruda®, in a multi-functional fusion molecule. This lead product candidate exhibits the ability to expand Tpex cells without a cytokine storm in preclinical studies. In addition, it exhibits superior immune-cell activation, expansion, and cytotoxicity against cancer cells and tumors when compared to pembrolizumab in in-vitro and in-vivo studies.

Programs being Developed through Corporate Partnership

•
HCW11-006 is a preclinical molecule that combines several different immune functional domains as part of a group of compounds characterized as multi-functional immune cell stimulators. This lead product candidate will be developed in partnership with Trimmune, the licensee responsible for the development and commercialization of HCW11-006. HCW11-006 will be developed by Trimmune, our licensee with exclusive worldwide rights for in vivo applications of this compound. Trimmune intends to begin Phase 1 clinical trials in China in mid-2027. The Company has an Opt-In Right for the Americas market that we may choose to exercise, based on the results of the first Phase 1 studies in China. We will continue to monitor the results of IND-enabling studies and results of the clinical study before making a decision on whether to exercise our Opt-In Right.

Commercial-Ready Reagents for Production of Immunotherapeutic Treatments

•
HCW9206 is a proprietary fusion protein designed as a reagent to use in the production of CAR-therapies for the treatment of infectious diseases, including HIV, and cancer. HCW9206 is a novel class of immunotherapeutic that enables a single molecule to deliver synergistic signals from three different immune-stimulatory cytokines.
•
HCW9201 is a proprietary fusion protein designed as a reagent to use in the production of Natural Killer (“NK”) cell-based therapies. It is a unique cytokine-induced memory-like phenotype that supports enhanced anti-tumor activity, robust trafficking, superior proliferation capacity, and metabolic flexibility, all of which contribute to treatment resilience in the adverse tumor microenvironment.

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

Our Approach

Our approach is to develop immunotherapies that reduce or eliminate the main drivers of chronic inflammation by addressing the underlying development and sustainment of these processes. Several common molecular pathways have been identified that are associated with chronic low-grade inflammation. Our view is that the two primary underlying processes that drive chronic inflammation are persistent activation of immune cells and accumulation of senescent cells. Both of these processes generate pro-inflammatory factors that are an underlying cause of disease. While inflammation is part of the normal repair response for healing, when it becomes prolonged and persists, it is damaging and destructive.

By leveraging our immunology expertise, we are developing potentially transformative immunotherapy candidates that use Treg cell expansion and senescent cell reduction to address chronic inflammation linked autoimmune disorders and other proinflammatory diseases, cancer and senescence-associated dysplasia. Using our drug discovery platforms, we have created over 50 molecules, all of which can be administered by subcutaneous injection as well as used in adoptive cell therapy approaches. These modular and tunable technologies have allowed us to generate a novel pipeline of internally developed product candidates we believe are capable of activating and targeting desired immune responses and blocking unwanted immunosuppressive activities.

Rebalancing the Immune System: Inflammation Promoted by Persistently Activated Immune Cells

Immune cells defend against infection or tissue injury. If these activated immune cells persist, even in the absence of infection, they regulate the release of pro-inflammatory factors. As inflammatory factor levels increase, this fuels a feedback cycle of inflammasome activation and leads to the persistent, low-grade body-wide inflammation associated with many diseases, such as autoimmune disorders and other proinflammatory diseases.

Rejuvenating the Immune System: Inflammation Promoted by Senescence and SASP Factors

Cellular senescence is a biological condition resulting from the impact of stressors, such as chemotherapy, radiation, and pollutants, on human cells. These stressors reduce natural human cell cytotoxicity, leading to the accumulation of senescent cells and SASP factors. Considered harmful to neighboring cells, secreted SASP factors also activate proinflammatory cells that have the ability to promote a persistent cycle of inflammation that leads to disease, including cancer and other senescence-associated dysplasia. Our proprietary immunotherapeutics rejuvenate the immune system and allow it to reduce accumulated senescent cells and silence the proinflammatory conditions promoted by SASP factors.

Approach to Treat Cancer & Other Senescence-Associated Dysplasia
TRBC
αPD1
(Keytruda®)
TRBC
TRBC
HCW11-006
(Multi-Functional Immune Cell Stimulator)
HCW11-040
(2nd-Gen Immune Checkpoint Inhibitor)
HCW11-018b
("BIG BITE", 2nd-Gen T-Cell Engager)
Immune Cells
Activation, Proliferation, Anti-Cancer Activity ↑
Rejuvenate Immune System

Our Strategy

Our strategy includes the following key components:

Focus on diseases with no known FDA-approved treatments.

•
Diseases to be targeted include autoimmune diseases and other proinflammatory diseases, cancer and senescence-associated dysplasia, such as Bronchopulmonary Dysplasia (“BPD”), the chronic lung disease occurring in newborns.

Focus on an autoimmune indication for the initial indication for clinical development for our lead product candidate, HCW9302.

•
On November 17, 2025, the first patient was dosed at The Ohio State University Wexner Medical Center in the Company-sponsored, multi-center first-in-human clinical trial to evaluate HCW9302 in patients with alopecia areata (NCT07049328).
•
Enrollment and treatment of subjects in this dose-escalation clinical trial is ongoing.
•
As of December 31, 2025, the Company had two active clinical sites enrolling patients at The Ohio State University and James A. Haley Veterans’ Hospital.

Once the Recommended Phase 2 Dose and safety are established for HCCW9302 in a successful Phase 1 study, evaluate other carefully selected indications in Phase 2.

•
The Company will refine potential additional indications for Phase 2 clinical studies during Phase 1, based on the results of further preclinical research with support from Phase 1 clinical data from ancillary studies as well as human data read-outs.
•
For HCW9302, we are focused on autoimmune diseases, including alopecia areata, and inflammatory conditions, such as other dermatological conditions, graft rejection, and neurodegenerative diseases.

Prepare for IND-applications for preclinical programs in 2027.

•
We intend to complete IND-enabling studies and submit an IND application to evaluate HCW11-018b, our tetra-valent T-cell engager, in patients with solid tumors in the first half of 2027.
•
We intend to complete IND-enabling studies and submit an IND application to evaluate HCW11-040, our second-generation immune checkpoint inhibitor, in patients with BPD in the second half of 2027.

Continue to build our relationships with leading clinical research centers.

•
We believe we can reduce risks related to potential low patient recruitment and enrollment by continuing to build our relationships with clinical sites who specialize in indications that are being studied in clinical trials.
•
We intend to work with the strongest principal investigators who have a passion for the underlying science and search for breakthrough therapeutics. These investigators tend to have recognized standing at their institutions and the broader scientific and medical communities. We find they can often be advocates for HCW Biologics and our clinical studies.

With each milestone for lead product candidates, assess the optimal approach to advance clinical development or commercialization.

•
We continually assess our programs to determine the optimal path for development. Clinical development and commercialization may be accomplished with an internal program or corporate partnership.

Our Drug Discovery and Development Platforms

HCW Biologics has combined a deep understanding of disease-related immunology with expertise in advanced protein engineering to develop fusion immunotherapeutics using its two proprietary drug design and discovery platforms. These two platforms enabled the Company to create over 50 novel immunotherapeutics which can be used to treat a wide range of disease indications.

TOBI™ (Tissue factOr-Based fusIon) Platform

Our TOBI™ (Tissue factOr-Based fusIon) Drug Discovery and Development Platform is a proprietary immunotherapeutic drug discovery and development technology which the Company used to construct multi-domain cytokine-based immunotherapeutics using a Tissue-Factor (“TF”) scaffold.

Tissue factOr-Based fusIon Drug Discovery and Development Platform

The domains of TOBI-based molecules are discrete. We have evaluated a TOBI-based molecule in clinical trials and have generated human data that shows that this molecule is capable of achieving the desired immune responses against solid tumors, including ovarian and pancreatic cancer. Based on other research, we believe that other TOBI-based molecules could activate the designed immune responses against other diseases or infected cells by blocking unwanted autoimmune / inflammatory activities.

Based on a TF scaffold, the TOBITM platform packs multiple protein targets, including cytokines, single- chain antibodies, and ligands, into a fusion molecule. These molecules are capable of engaging immunostimulatory functions and addressing many signaling pathways simultaneously. Some of these fusion protein complexes have ex vivo and in vivo applications. Moreover, the TOBITM platform is reproducible and suitable for cGMP manufacturing.

T-Cell Receptor β Chain Constant Region (“TRBC”) Platform

Our proprietary T-Cell Receptor β Chain Constant Region (“TRBC”) Drug Discovery and Development Platform is an immunotherapeutic drug discovery and development technology that the Company used to construct fusion immunotherapeutics that activate immune responses and specifically target cancerous or infected cells. The platform utilizes the TRBC protein as a scaffold to build multi-chain chimeric polypeptides, which include target-binding domains and affinity domains, enabling the targeting of specific antigens. We believe these polypeptides stimulate immune cells, modulating immune functions and signaling pathways.

T-Cell Receptor β Chain Constant Region Drug Discovery and Development Platform

Molecules created with the TRBC platform integrate multiple protein targets, such as cytokines, single-chain antibodies, and ligands, into a single fusion complex designed to engage immunostimulatory functions and modulate various signaling pathways. This versatile scaffold enables the creation of multiple functional immune cell stimulators, second-generation immune checkpoint inhibitors, and second-generation immune cell engagers.

Clinical-Stage Program for Autoimmune and Proinflammatory Diseases

HCW9302: IL-2 Based Fusion Protein Molecules for Treg Expansion

HCW9302 is a novel fusion protein molecule that contains two IL-2 domains linked by an extracellular tissue factor domain. IL-2 signaling is essential for homeostasis of Treg cells. Unfortunately, recombinant IL-2 has an unfavorable pharmacokinetic profile and induces cytokine release syndrome limiting its therapeutic use. HCW9302 provides a potential solution to this problem. It is designed to have the therapeutic advantages of IL-2 while being well tolerated.

HCW9302

We are currently evaluating HCW9302 in a clinical study to verify our preclinical studies that found HCW9302 functions as a potent agent to stimulate and expand Treg cells that suppress the activity of proinflammatory cells and factors. We have observed a long serum half-life compared with recombinant interleukin-2 (rhIL-2), a US FDA licensed drug for renal cell carcinoma and metastatic melanoma, which contributed to the ability of subcutaneously administered HCW9302 to activate and expand Treg cells in mice in a well-tolerated dose range without activating proatherogenic CD4+ T cells. This finding also suggests that greater CD25-mediated Treg activation may be superior to “mutein”-based strategies to prevent or diminish IL-2 binding to IL-2Rβγ on effector cells. In addition, preclinical studies have shown HCW9302 can be administered at a dosing range that expanded and activated Treg cells but not CD4+ effector T cells. CD4+ effector T cells (also known as helper T cells) are crucial for immune responses, but under certain conditions, their excessive activation can lead to negative effects.

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

(See StatsPearls, National Library of Medicine of National Institutes of Health, National Alopecia Areata Foundation.)

Potential Additional Phase 2 Indications

The goals of the Phase 1 clinical trial are to assess whether the safety profile is acceptable to conduct further studies and establish a recommended phase 2 dose (“RP2D”) that can increase Treg cell activity in patients participating in the study. If we achieve the Phase 1 study objectives, the Company plans to progress the clinical development of HCW9302 in patients with alopecia areata as well as other autoimmune diseases and inflammatory conditions, including organ transplant rejection, neurodegenerative diseases, and other dermatologic diseases, such as atopic dermatitis and vitiligo.

Organ Transplant Rejection

Through collaborative research, the Company has performed preclinical research using HCW9302 in organ transplant rejection. According to the United Network for Organ Sharing, in 2025, there were a record-breaking 46,632 organ transplants performed in the United States. This includes both deceased and living donors. Graft rejection in organ transplantation refers to the phenomenon where the recipient's immune system identifies the transplanted organ as foreign tissue and attacks it, leading to damage and potential failure of the transplanted organ, essentially rejecting it from the body. This is a major complication following organ transplantation and occurs due to differences in the recipient's immune system compared to the donor's tissue antigens. Chronic transplant rejection may develop months or years after organ or tissue transplantation. This condition involves chronic inflammation and immune responses against the transplanted graft, leading to complications and symptoms that vary depending on the transplanted organ.

(See: United Network for Organ Sharing.)

Neurodegenerative Diseases

The Company’s preclinical work in neurodegenerative diseases to date has focused on Alzheimer’s Disease. According to the Alzheimer’s Association, for the United States, health care and long-term care costs for people living with dementia were projected to reach $384 billion in 2025 and nearly $1 trillion in 2050.

Further statistics from the Alzheimer’s Association offer a partial explanation for these staggering costs. Again, these are statistics just for the United States.

•
An estimated 7.2 million Americans aged 65 and older are living with Alzheimer's in 2024. Seventy-four percent are age 75 or older.
•
Almost two-thirds of Americans with Alzheimer's are women.
•
About 1 in 9 people aged 65 and older (11%) has Alzheimer's.
•
Alzheimer's disease was the sixth-leading cause of death among people aged 65 and older in 2022.
•
By 2050, the number of Americans with Alzheimer’s is projected to rise to nearly 13 million.

(See: Alzheimer’s Association.)

Preclinical Stage Clinical Development Programs

HCW11-018b: The Big BiTE - Tetra-Valent T-Cell Engager

HCW11-018b

HCW11-018b is a novel, tetra-valent T-Cell engager we call the Big BiTE, since it consists of a BiTE (common for all T-Cell Engagers) and an Enhancer (which makes the HCWB T-Cell Engager the “BIG BiTE”). It is designed to address key challenges for first generation T-Cell Engagers: manufacturability, preclinical safety profile, and ability to treat solid tumors. In our extensive preclinical studies, it induces robust, sustained, antigen-specific tumor killing, enhances CD8⁺T-cell activation, survival, and effector functions and promotes tumor infiltration into solid tumors. It combines a tissue factor-targeting BiTE with IL-15 immune stimulation and a TGF-β trap to overcome immunosuppression and poor T-cell infiltration of conventional BiTEs in solid tumors.

In non-human primate studies, HCW11-018b has demonstrated favorable tolerability, long serum half-life and favorable pharmacokinetics, without using the Fc fusion technology commonly found in bi-specific or tri-specific fusion molecules. Extensive preclinical studies further show that HCW11-018b does not trigger cytokine release syndrome when administered in doses within its therapeutic window. Cytokine release syndrome is a common, often manageable systemic inflammatory response in the current generation of BiTE antibody therapies.

IND-enabling studies are expected to be completed in first half of 2027.

Target Indications: Solid Tumors

Pancreatic Cancer

Pancreatic cancer, as one of most fatal malignancies, remains a critical issue in the global burden of disease. This cancer has the highest mortality rate of all major cancers. In the U.S., pancreatic cancer is currently the third leading cause of cancer-related death after lung and colon and is expected to become the second leading cause of cancer-related death by 2030. In the U.S. alone, an estimated 66,440 Americans were diagnosed with pancreatic cancer and more than 51,750 died from the disease in 2024.

For all stages combined, the five-year relative survival rate is 13%. For the small percentage (15%) of people diagnosed with local disease, the five-year survival rate is only 44%. Survival is higher when pancreatic cancer is detected early. Early diagnoses is difficult because there are few signs or symptoms before the cancer has spread outside of the pancreas.

China, the United States, and Japan had the highest number of pancreatic cancer cases in 2022. Worldwide there were approximately 550,000 new cases and 500,000 deaths in 2025. The table below shows the number of new cases estimated in 2025.

Country	New Cases of Pancreatic Cancer
World	550,000
China	128,000
United States	66,000
Japan	50,000

(See: World Journal of Gastronomy, American Cancer Society, National Cancer Institute, World Cancer Research Fund.)

Ovarian Cancer

Ovarian cancer is one of the leading causes of cancer deaths among women and the deadliest of gynecologic cancers. Although risk of developing and dying from ovarian cancer is almost twice as high in developed countries, the actual burden (number of cases) is much higher in less developed countries due to population sizes. For example, China has the largest number of diagnoses per year (34,575), followed by India (26,934), then the United States. In the United States, ovarian cancer accounts for 2.5% of cancers in women. In the United States, while ovarian cancer is the 11th most common cancer among women, it is the fifth leading cause of cancer-related death among women. For 2026, the American Cancer Society estimates an overall five-year survival of about 49%–54%. Survival is highly stage-dependent, exceeding 90% for early-stage (localized) detection, but dropping to 30%–40% for distant, late-stage diagnosis.

Ovarian cancer is often referred to as “the silent killer” for a good reason: It ranks as the fifth deadliest cancer among women, according to the American Cancer Society. Overall, survival rates fall well below that for other cancers, such as breast cancer. Treatment for ovarian cancer usually involves a combination of surgery and chemotherapy. This cancer mainly develops in older women. About half of the women who are diagnosed with ovarian cancer are aged 63 years or older. The most important risk factor for ovarian cancer other than age is a family history of breast or ovarian cancer. This includes those with inherited gene changes like BRCA1, BRCA2, and Lynch syndrome.

(See: American Cancer Society, World Ovarian Cancer Coalition.)

HCW11-040: Second-Generation Immune Checkpoint Inhibitor

HCW11-040

HCW11-040 is a multifunctional fusion molecule that is a unique combination of cytokines and pembrolizumab, a generic form of Keytruda®. It is designed to expand progenitor T (Tpex) cells, which are the primary cells to respond to ICI therapy, without triggering cytokine storm in preclinical studies. Tpex cells have self-renewal capabilities and are considered a primary driver for the success of ICI therapies, making them an attractive target for improving treatment outcomes. Subcutaneous administration is expected to improve safety and quality-of-life for patients.

In preclinical studies, HCW11-040 has exhibited superior immune-cell activation, expansion, and cytotoxicity against cancer cells and tumors over Keytruda® in in-vitro and in-vivo studies. Further preclinical studies have been conducted in a senescence-associated dysplasia indication that have generated promising data. Based on these results, the Company has selected Bronchopulmonary Dysplasia (“BPD”), a chronic lung disease that affects preterm infants, as the initial indication for clinical studies.

IND-enabling studies are expected to be completed in the second half of 2027.

Target Indications: Bronchopulmonary Dysplasia and Other Senescence-Associated Dysplasia

The number of newborns suffering with Bronchopulmonary Dysplasia (“BPD”) is growing due to rising premature birth rates and improved survival rates of extremely preterm infants, particularly in infants born at 23–27 weeks gestation, affecting 10,000–15,000 babies annually in the U.S. There is no known cure for BPD, which involves high morality and morbidities.

(See BioSpace, Bronchopulmonary Dysplasia Market Size to Reach USD 472.0 Million by 2035, Impelled by Increasing Premature Birth Rates, January 27, 2025.)

There are several quality-of-life indications which are classified as senescence-associated dysplasia. Senile lentigo (age spots) and chronic deep wrinkles are two such conditions. Aesthetics treatments represent a large and growing market due to the aging population. For example, the global botulinum toxin market was valued at $6.4 billion (USD) in 2022 and growing at a CAGR of 11.50% from 2022 to 2030. The market is expected to reach $15.2 billion (USD) by 2030.

See: Global Growth Report, Fortune Business Insights.)

Program being Co-Developed in Partnership with Trimmune

HCW11-006

HCW11-006 is a novel fusion molecule which combines several different immune functional domains as part of a group of compounds characterized as multi-functional immune cell stimulators, which will be developed in partnership with Trimmune, the licensee responsible for the development and commercialization of HCW11-006.

Trimmune holds the exclusive worldwide rights for in vivo applications of HCW11-006. Based on promising data seen in preclinical in-vitro and in-vivo studies conducted by HCW Biologics, Trimmune expects to initiate a Phase 1 clinical trial in China in the first half of 2027 to evaluate HCW11-006 in the treatment of solid tumors. The Company has a payment-free, milestone-free, and royalty-free option to recapture all rights to the development and commercialization of HCW11-006 for in vivo applications in the United States, Canada, Central America, and South America (Opt-in Territory) after the conclusion of the Phase 1 clinical trial in China. If the Company exercises the option, thereafter, HCW Biologics and Trimmune will be co-development partners. The parties have also agreed to build unified clinical programs, and, when the HCW11-006 co-development project generates key clinical data, to actively work together in pursuing business development opportunities with multi-national corporations. Each party will be financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the licensed molecule in its territory. Therefore, expenses to complete the first Phase 1 clinical trial in China will be paid by Trimmune. This arrangement allows the Company to have direct access to the Phase 1 results without financial responsibility for the cost.

Commercial-Ready Molecules Used As Reagents

HCW9206: Multi-Cytokine Protein Fusion Immunotherapeutic Reagent

HCW9206

HCW9206 is a commercial-ready, novel immunotherapeutic reagent engineered to deliver synergistic signaling from three immune-stimulatory cytokines within a single molecule, which provides a revolutionary approach to generate chimeric T-cell receptor - T cells (CAR-Ts) for immunotherapy with increased function in a cost-effective manner. HCW9206, a first-in-class cytokine-scaffold-based platform, enables production of more potent CAR-T-based immunotherapies by generating a CAR-T population which is highly functional and markedly enriched for long-live T-memory stem cells (Tscm). This strategy is broadly applicable to increase persistence and functionality of CAR-Ts, potentially enhancing their clinical efficacy for treating infectious diseases and cancer. Treating T cells with HCW9206 can quickly and effectively produce HIV- and CD19-specific CAR-T cells that are highly enriched for the Tscm memory phenotype, as well as effector T cells that have been shown in mouse models to be capable of maintaining suppression of HIV and leukemic cell proliferation.

Therefore, generating CAR-T cells through HCW9206 treatment could provide a new, improved, and highly scalable method for generating CAR-T cells to treat patients with infectious disease and cancer and replace standard CAR-T cell production using αCD3/28 activation. This has widespread implications for the generation of more robust CAR-T cell-based immunotherapies to potentially improve CAR-T cell functional persistence and efficacy for treatment of HIV and cancer. (See: Cole et al., “IL-7/IL-15/IL-21 cytokine-fusion scaffold generates highly functional CAR-T cells enriched in long-live T memory stem cells,” Science Advances, 13 Mar 2026, Vol 12, Issue 11.)

Beyond CAR-T applications, HCW9206 has also been utilized to expand Cytokine-Induced Memory-Like (CIML) NK cells using a feeder cell-free “Prime and Expand” strategy (10.1007/s00262-024-03765-8). In this approach, HCW9206 is combined with an IgG1 antibody that recognizes the scaffold domain of HCW9206, enabling CD16-mediated NK cell engagement during the expansion phase. This cytokine- and CD16-dependent process generates CIML NK cells with enhanced metabolic fitness, stable epigenetic IFNG promoter demethylation, improved anti-tumor activity in vitro and in vivo, and superior persistence in NSG mouse models. The platform represents a streamlined, feeder cell–free manufacturing strategy designed to support multi-dose infusion and off-the-shelf adoptive cell therapy (ACT).

Collectively, these findings position HCW9206 as a next-generation CAR-T and NK cells manufacturing reagent capable of streamlining production, reducing reliance on multi-component activation systems, and potentially lowering manufacturing costs. By improving CAR-T functionality and durability -- long-standing challenges in the field -- HCW9206 may enhance long-term therapeutic outcomes in malignancies, chronic infections, and autoimmune diseases, while also supporting emerging in vivo CAR-T manufacturing technologies.

The GMP master cell bank and manufacturing process for HCW9206 have been established, and a Drug Master File for its use as an ex vivo reagent has been filed with the FDA. HCW9206 is currently positioned as a commercial-ready product as a reagent for CAR-T–based manufacturing applications.

HCW Biologics holds the perpetual, exclusive worldwide license to develop immunotherapeutic treatments based on HCW9206 for all disease indications, with a Right of First Refusal to ImmunityBio for cancer indications.

HCW9201: Generation of CIML NK-Cells Reagent

HCW9201 is a commercial-ready, novel fusion immunotherapeutic reagent constructed with IL-12, IL-15 and IL-18 that activates and expands NK cells. NK cells are a promising cellular therapy for cancer, with challenges in the field including persistence, functional activity, and tumor recognition. Brief priming of blood NK cells with HCW9201 results in differentiation of memory-like NK cells, which have the potential for enhanced responses against cancer by activating and proliferating NK cells. HCW9201 stimulation improved NK cell metabolic fitness, and resulted in the DNA methylation remodeling characteristic of memory-like differentiation. HCW9201 increases in short-term and memory-like NK cell cytotoxicity and Interferon-Gamma production against leukemia targets. See Shrestha et al., “A “Prime and Expand” strategy using the multifunctional fusion proteins to generate memory-like NK cells for cell therapy Cancer Immunol Immunother. 2024 73:179.

HCW9201 represents a protein engineering approach that solves many problems associated with multi-signal receptor engagement on immune cells, and HCW9201-primed NK cells will be advanced as an ideal approach for clinical GMP-grade memory-like NK cell production for cancer therapy. In addition, the molecule has been shown to be compatible with NK cell manufacturing platforms, further supporting its versatility in immune cell therapy production.

The GMP master cell bank and manufacturing process for HCW9201 have been established, and a Drug Master File for its use as an ex vivo reagent has been filed with the FDA. HCW9201 is currently positioned as a commercial-ready product as a regent for Cytokine Induced Memory Like (CIML) NK cells–based manufacturing applications.

HCW Biologics Pipeline

The status of our lead immunotherapeutic programs is summarized in the table below:

a)
Beijing Trimmune Biotech Co., Ltd. holds the exclusive worldwide license rights to HCW11-006 for in vivo applications.

HCW9302: Novel Immunotherapeutic for Treg Expansion being Evaluated in Autoimmune Disorder

On November 17, 2025, the Company initiated its first-in-human Phase 1 dose escalation clinical trial to evaluate one of its lead drug candidates, HCW9302, in patients with alopecia areata, a common autoimmune disease in humans that currently has no curative FDA approved treatments.

This trial is a Phase 1, open-label, multi-center Company-sponsored trial with competitive enrollment. The Company currently has two active clinical sites at The Ohio State University and James A. Haley Veterans’ Hospital. The study involves dose escalation to determine the toxicity profile of HCW9302 and to designate a dose level for the Phase 2 expansion phase, or the Recommended Phase 2 Dose (“RP2D”). Up to five dose levels are being evaluated. In the first stage of the study, HCW9302 is being administered subcutaneously in a single dose. Enrollment and treatment of subjects in this dose-escalation clinical trial is ongoing with no dose limiting toxicities reported as of March 16, 2026. Depending on the results of the single ascending dose stage, a multi-dose study of HCW9302 administered subcutaneously every 28 days for four consecutive treatments will be considered.

With the start of the first-in-human clinical trial for HCW9302 in alopecia areata, we are one step closer to advancing a potentially transformative immunotherapeutic treatment of autoimmune diseases. This trial is a milestone for our Company, and the beginning of clinical development of treatments for quality-of-life indications. While not life-threatening, alopecia areata has no cure and diminishes the quality of life for those suffering with this disease. Existing treatments may provide some relief of symptoms, but there are often serious side effects. If this Phase 1 study is successful, we intend to rapidly advance clinical development of HCW9302 in Phase 2 studies in patients with other autoimmune diseases and serious inflammatory conditions, including graft rejection, neurodegenerative diseases, and other dermatological conditions, such as atopic dermatitis and vitiligo.

Business Development and Out-License Programs

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

Wugen Exclusive Worldwide License Agreement

In December 2020, we entered into an exclusive worldwide license agreement with Wugen, under which Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer using two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. Since inception, the Company has recognized $16.2 million of revenues derived from the Wugen License, including upfront license fees in cash and shares of Wugen common stock, payments for vials of materials, and for manufacturing of development supplies for clinical trials.

The Company continues to hold the 2.2 million shares of Wugen common stock we received as consideration for the Wugen License. These shares represent a 1.61% ownership interest in Wugen as of December 31, 2025. In January 2026, Wugen received a Breakthrough Therapy Designation from the U.S. Food and Drug Administration (“FDA”) for its investigational CAR-T cell therapy, Sofi-cel. Sofi-cel is an investigational, potential first-in-class, allogeneic, anti-CD7 CAR-T cell therapy currently under evaluation in a pivotal trial (T-RRex) for patients with relapsed or refractory (R/R) T cell acute lymphoblastic leukemia or T cell lymphoblastic lymphoma (T-ALL/LBL). Breakthrough Therapy Designation is intended to expedite the development and review of medicines for serious or life-threatening conditions with evidence of a substantial clinical improvement. Wugen plans to submit a Biologics License Application (“BLA”) to the FDA in 2027. This therapy holds the potential to be the first approved “off-the-shelf” CART-T for T-cell malignancies.

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

Trimmune Exclusive Worldwide License Agreement

On November 17, 2025, the Company and Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The parties restructured the terms of the original WY Biotech License to include the assignment of rights to Trimmune and an option to license HCW9302 for in vivo applications in China or Asia. In the Trimmune License, the parties agreed to restructure the upfront license fee to consist of a $3.5 million cash payment from which the government of China would withhold taxes which are refundable, and a transferable minority equity ownership interest in Trimmune. In addition, the parties agreed that for additional consideration, Trimmune has an option to license the exclusive China rights to clinical development and commercialization for in vivo applications of HCW9302, the Company’s clinical-stage molecule currently being evaluated for the treatment of an autoimmune disorder.

In addition to the upfront license fee, the Company is eligible to receive additional development milestone payments and double-digit royalties on future product sales. The Company will receive a substantial portion of the proceeds from certain future transaction(s) involving the molecule, if such a transaction(s) occur. We also have a payment-free, milestone-free, and royalty-free option to recapture the development and commercialization rights for this molecule for the United States, Canada, Central America, and South America (Opt-in Territory) after the conclusion of the Phase 1 clinical trial in China. Trimmune is financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the molecule. Each party will be financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the licensed molecule in its territory. Therefore, expenses to complete the first Phase 1 clinical trial in China will be paid by Trimmune. This arrangement allows HCW Biologics to have direct access to the Phase 1 results without financial responsibility for the costs incurred prior to the time a decision must be made regarding the Opt-In Right.

In accordance with the terms of the Trimmune License, the deal closing took place upon receipt of the upfront payment. As of March 16, 2026, the Company has received the full upfront license fee, which consisted of $3.5 million in gross proceeds, or $2.9 million net of taxes, and a transferable minority equity interest in Trimmune. See Note 18. Subsequent Events.

Commercial-Ready Molecules Used as Reagents: Active Search for Corporate Partner

As a result of the amendment to the license agreement with Wugen Inc. (“Wugen”), the Company has an opportunity, until May 28, 2026, to enter into a new license agreement based on using HCW9206 as a reagent in the manufacture of CAR-T products. During this time, the Company has the exclusive right to seek alternate licensees and terminate the license with Wugen in order to enter other business development transactions related to the ex vivo use of HCW9206 and HCW9201. Both of these molecules have a GMP master cell bank and manufacturing process, as well as a Drug Master File for use as an ex vivo reagent filed with the FDA.

Manufacturing

For TOBITM molecules, we have established internally developed large scale manufacturing processes for producing these fusion molecules from Chinese hamster ovary (“CHO”) cells in a cGMP-compliant setting.

We have a long-standing relationship with a contract manufacturing organization, EirGenix, Inc. (“EirGenix”), a third-party global contract development and cGMP manufacturer of biologics, for the manufacture of our internally-developed molecules. By the end of 2019, we successfully launched cGMP production with manufacturing runs of clinical grade materials adequate for support of our clinical trials. As of December 31, 2025, we have successfully completed cGMP production of four of our molecules (HCW9101, HCW9201, HCW9206, and HCW9302). The production campaigns include sufficient quantities of clinical grade materials required to complete the Phase 1 or Phase 2 clinical trials we have planned for HCW9302 during 2026 and 2027.

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

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida that is intended to serve as our new headquarters. After refitting this building, we expect to have the capabilities for small scale drug manufacturing, storage, distribution, and quality testing. We expect to relocate to this building upon completion; however, the date of completion is uncertain at this time. Our staff has expertise in building and running cGMP manufacturing facilities for immunotherapeutics. In addition, our manufacturing process is wholly-owned and developed by us, so we do not expect to be reliant on a third-party for manufacturing expertise or processes. We have the flexibility to complete the buildout of the manufacturing facility on a longer schedule, should we choose to delay completion. In the meantime, we intend to continue manufacturing clinical-grade material using third-party manufacturers.

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

As with other biotechnology and pharmaceutical companies, our ability to secure and maintain intellectual property protection for our product candidates, future products, and other internally-developed technologies will depend on our success in obtaining effective patent coverage and enforcing those patents if granted. However, we cannot guarantee that our pending patent applications, and any patent applications that we may file in the future, will result in the issuance of patents, or that any issued patents we have obtained or may obtain will provide sufficient proprietary protection from competitors. Any issued patents that we obtain may be challenged, invalidated, or circumvented by third parties.

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

Internally-Developed Intellectual Property

TOBITM Platform and TOBITM-Based Molecules

As of December 31, 2025, the United States Patent and Trademark Office (the “USPTO”) has granted fifteen patents, including fundamental patents that protect the underlying technology for our lead product candidate, HCW9302, as well as patents that protect the underlying technology and use of the molecule HCW9206, which is licensed to Wugen, conveying rights to develop cell-based therapies for cancer. In respect of Wugen, we retain all other rights to HCW9206, including manufacturing rights. As part of a confidential Settlement Agreement with ImmunityBio, Inc. in 2024, the Company assigned certain patents and patent applications to ImmunityBio, Inc., yet the Company retained a world-wide exclusive license in respect of the use of TOBITM molecules outside of oncology indications. Licensed patents that protect the underlying technology for proprietary molecules include:

•
The USPTO granted U.S. Patent No. 11,401,324 to HCW Biologics on August 2, 2022. This patent contains claims for immunotherapeutic single-chain chimeric polypeptides comprising two target-binding domains on a scaffold made of a soluble tissue factor domain, supporting our lead drug candidate, HCW9302.
•
The USPTO granted U.S. Patent No. 11,884,712 to HCW Biologics on January 30, 2024. This patent contains compositions claims encompassing HCW9206.

As of December 31, 2025, in addition to a license to fourteen issued U.S. patents, we have a license to seven issued Japanese patents, three issued Australian patents, one issued Singaporean patent, four issued Chinese patents, two issued European patents, two issued Israeli patents, and two New Zealand patents, and 67 pending patent applications worldwide, including 10 pending U.S. utility patent applications, seven Hong Kong applications, and 50 total pending non-U.S. national phase patent applications and Taiwanese patent applications. HCW Biologics owns one issued U.S. patent and 13 pending patent applications worldwide including three pending provisional U.S. patent applications, one Hong Kong application, and nine total pending non-U.S. national phase patent applications and Taiwanese patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including: our internally-developed platform, specific chimeric polypeptides developed using our platform, methods of using the chimeric polypeptides both in vivo and in cellular therapy to treat various conditions, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used in combination with our products in the development of novel products or methods of use. We seek protection, in part, through confidentiality and proprietary information agreements.

Our intellectual property portfolio is continually evolving during prosecution of our applications. We own or license multiple families of patent applications that are directed to our TOBITM platform technology and our single-chain and multi-chain chimeric polypeptides and methods of use of these polypeptides alone and in combination.

Single-Chain Chimeric Polypeptides Licensed Patent Family

This family includes licensed patents and patent applications with claims directed to compositions of various single-chain chimeric polypeptides created using the TOBITM platform. These licensed applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our single-chain chimeric polypeptides. As of December 31, 2025, this family, which includes HCW9302, includes U.S. Patent Nos. 11,401,324, 11,987,619, and 12,018,071, two pending U.S. utility patent applications, one issued Australian patent, one issued Chinese patent, one issued Israeli patent, two issued Japanese patents, one issued New Zealand patent, and 10 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, South Korea, China, Singapore, Hong Kong and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

Multi-Chain Chimeric Polypeptides Licensed Patent Family

This family includes licensed patents and patent applications with claims directed to compositions of various multi-chain chimeric polypeptides created using the TOBITM platform. These licensed applications also include methods of use and manufacture thereof and methods of promoting the activation and proliferation of NK cells or T cells using our multi-chain chimeric polypeptides. As of December 31, 2025, this family, which includes claims encompassing HCW9218, HCW9201, HCW9206, HCW9228, HCW9207, and HCW9212, includes U.S. Patent Nos. 11,518,792, 11,884,712, 12,269,654, 12,398,186, and 12,509,494, three pending U.S. utility patent applications, one issued Japanese patent, one issued Australian patent, one issued European patent, one issued Israel patent, one issued New Zealand patent, one issued Singaporean patent, and eleven pending patent applications filed in Europe, Australia, Canada, Japan, South Korea, China, Singapore, Hong Kong, and Taiwan. The earliest predicted expiration date of any patent issuing from a patent application in this family is 2039.

With respect to HCW9218, as of December 31, 2025, the composition is broadly or narrowly claimed in U.S. Patent No. 11,518,792, four patents issued in Australia, Europe, Israel, New Zealand, Singapore, and Japan, and six pending patent applications filed in Canada, Japan, South Korea, China, Taiwan, and Hong Kong.

With respect to HCW9201, December 31, 2025, the composition is broadly or narrowly claimed in U.S. Patent No. 12,269,654, one issued European patent, one issued Israeli patent, one issued Singaporean patent, one issued Japanese patent, one issued New Zealand patent, and seven pending patent applications filed in Europe, Canada, Japan, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed chimeric polypeptides in manufacturing certain cellular therapy products.

With respect to HCW9206, December 31, 2025, the composition is broadly or narrowly claimed in U.S. Patent No. 11,884,712 , one issued Singaporean patent, one issued Japanese patent, one issued European patent, one Israeli patent, one New Zealand patent, and eight pending patent applications filed in Europe, Australia, Canada, Japan, China, Singapore, Hong Kong and Taiwan. Wugen has obtained an exclusive license to these patent applications limited to use of the licensed polypeptides in manufacturing certain cellular therapy products.

Methods of Culturing and Methods of Expansion and Proliferation

These two families include licensed patents and patent applications with claims directed to methods of promoting the activation and proliferation of NK cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2025, these two families, which include methods of using HCW9201 and HCW9206, include U.S. Patent No. 11,730,762, U.S. Patent No. 11,738,052, U.S. Patent No. 12,479,899, one pending U.S. utility patent application, one issued Australian patent, two issued Chinese patents, one issued European patent, two issued Japanese patents, and 14 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, South Korea, Singapore, Hong Kong and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these two families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these two families is 2040. Wugen has obtained an exclusive license to these two patent families limited to use in manufacturing certain cellular therapy products.

Treating Age Related Disorders

These three families include licensed patent and patent applications with claims directed to methods of killing or reducing the number of senescent cells in a subject using our single-chain or multi-chain chimeric polypeptides. As of December 2025, these three families, which include methods of using HCW9218, HCW9228 and HCW9302, include U.S. Patent Nos. 11,672,826, 12,024,545, and 12,115,191, three pending U.S. utility patent applications, one issued Chinese patent, two issued Japanese patents, and 22 pending patent applications filed in Europe, Australia, Canada, Israel, Japan, Hong Kong, South Korea, New Zealand, Singapore, and China. The earliest predicted expiration date of any patent issuing from a patent application in the first of these three families is 2039. The earliest predicted expiration date of any patent issuing from a patent application in the second of these families is 2041. The earliest predicted expiration date of any patent issuing from a patent application in the third of these families is 2040.

Methods of Activating Regulatory T Cells

This family includes patent applications with claims directed to methods of promoting the activation and proliferation of Regulatory T cells through the use of our single-chain or multi-chain chimeric polypeptides for ex vivo cell therapy use. As of December 2025, this family, which includes methods of using HCW9213 and HCW9302, includes U.S. Patent No. 12,398,189, and 10 pending patent applications filed in Australia, New Zealand, Singapore, Israel, Europe, Canada, Japan, China, Hong Kong, and South Korea. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

Antibodies

This family includes patent applications with claims directed to anti-CD26 scFv antibodies. As of December 2025, this family, which includes composition claims for HCW9106, includes U.S. Patent No. 12,497,462, one issued Japanese patent, and five pending patent applications filed in Australia, Canada, Europe, China, and Hong Kong. The earliest predicted expiration date of any patent issuing from a patent application in this family of applications is 2041.

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

New Chimeric Polypeptide Platform

As of December 31, 2025, HCW Biologics has filed three U.S. provisional patent applications, two U.S. utility patent applications, one Taiwan patent application, and three international patent applications related to a new chimeric polypeptide platform. The new chimeric polypeptide platform will be useful in the generation of polypeptides with therapeutic potential (e.g., useful in the field of inflammaging).

Trademarks

We have two registered U.S. trademarks and two pending U.S. trademark applications for our corporate name and corporate logo. We have an International Registration for the mark HCW BIOLOGICS for pharmaceutical research and development services, among other related services, in Class 42 and four national trademark applications pending therefrom with two registrations issued in the European Union and Japan. In the future, we intend to file applications for trademark registrations in connection with our product candidates, and other technologies in various jurisdictions, including the United States as the products are further developed.

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

Contracts and Agreements

Wugen Exclusive Worldwide License Agreement

In December 2020, we entered into an exclusive worldwide license agreement with Wugen, under which Wugen licensed limited rights to develop, manufacture, and commercialize cell-based therapy treatments for cancer based on two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206. The license included patents and applications that protect the underlying technology and use of the molecule HCW9201 and HCW9206, conveying rights to develop cell-based therapies for cancer. In respect of Wugen, we retain all other rights to HCW9206, including manufacturing rights. As part of a confidential Settlement Agreement with ImmunityBio, Inc. in 2024, the Company assigned certain patents and patent applications to ImmunityBio, Inc., yet the Company retained a world-wide exclusive license in respect of the use of TOBITM molecules outside of oncology indications.

On May 29, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, including Wugen’s clinical trial due diligence obligations and its obligation to pay up to $500,000 annually to reimburse the Company for certain research and development expenses. The suspension will run for a period of one year from the effective date of the suspension and will end on May 29, 2026. During the suspension, the Company has the exclusive right to seek alternate licensees and terminate the Wugen license in order to enter other business development transactions related to the ex vivo use of the licensed molecules. For further information, see “Item 1. Business – Business Development and Out-License Programs.”

Trimmune Exclusive Worldwide License Agreement

On November 17, 2025, the Company and Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The deal also includes an option to license the exclusive China rights to clinical development and commercialization for in vivo applications of HCW9302. The parties agreed to build unified clinical programs, and to work together in the business development operations when the HCW11-006 co-development project generates key clinical data, to actively explore business development opportunities with multi-national corporations.

HCW also has a payment-free, milestone-free, and royalty-free option to recapture the development and commercialization rights of this molecule for the United States, Canada, Central America, and South America (Opt-in Territory) after the conclusion of the Phase 1 clinical trial. Trimmune is financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the molecule. For further information, see “Item 1. Business – Business Development and Out-License Programs.”

Contract Research Agreements

We have certain contract research agreements with contractors that we entered during the two years ended December 31, 2025 for the (i) hybridoma development, (ii) cell line improvement for higher manufacturing productivity, and (iii) collaborative research to support pre-clinical studies. In respect of the hybridoma development and cell line improvement agreements, we own all rights to the resulting intellectual property, including the antibodies, sequences, and data. To date, we have received several sequences from the contractors. For certain contractors, we are obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however, no additional future development or financial obligations are due under these contract research agreements. For certain research collaborations agreements, the resulting research intellectual property may be jointly owned or ownership may be based upon inventorship. In those circumstances, the Company has the option to obtain an exclusive license for the research intellectual property

Competition

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

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop cancer therapies. There are many other companies that have commercialized or are developing cancer therapies, including large pharmaceutical and biotechnology companies, such as AbbVie, Amgen, AstraZeneca/MedImmune, Bristol Myers Squibb Company, Merck & Co., Novartis Pharmaceuticals, Pfizer, Sanofi and Genentech, a member of The Roche Group. We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T-cell engagers), adoptive cellular therapies (e.g., CAR-Ts), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxins, and targeted cancer vaccines.

Aging-related diseases are becoming a major focus in biopharma, as researchers and companies work to develop treatments for conditions like Alzheimer's. Biotech innovators like Altos Labs, Calico Life Sciences, Rubedo Life Sciences and Unity Biotechnology are at the forefront, exploring ways to target aging itself by removing senescent cells and modifying metabolic pathways. In oncology, there's growing interest in using senescence removal to improve the effectiveness of cancer treatments. Big names in pharma like Pfizer, Johnson & Johnson, and Roche are investing heavily in aging research, seeing not only its potential for regenerative therapies but also its enormous market potential. As the global population ages, this field is rapidly advancing and becoming a critical area of growth in healthcare.

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

Autoimmune diseases, including alopecia areata, atopic dermatitis, and neurodegenerative disorders, are gaining increasing attention in biopharma. We initiated a Phase 1clinical study in this area using HCW9302, for alopecia areata. We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of Treg cells, including Amgen, Coya Therapeutics, Nektar Therapeutics, Genentech, a member of The Roche Group, Merck & Co., Bristol Myers Squibb Company, and Celgene, a subsidiary of Bristol Myers Squibb Company. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Moderna, and Xencor. We are also aware of other companies with PD-1 or CTLA-4 agonist programs for the treatment of autoimmune diseases and transplants, including Coya Therapeutics, AnaptysBio, Celgene, a subsidiary of Bristol Myers Squibb Company, and Eli Lilly & Company. Additionally, preclinical studies are underway to explore HCW9302’s potential in targeting neurodegenerative diseases. Collaborations are ongoing with various institutions to better understand the biology of HCW9302 in both transplant models and alopecia. Several small and large pharmaceutical companies are currently working on low-dose IL-2 treatments for autoimmune diseases. Moreover, numerous mid- to large-sized biotech companies are seeking partnership opportunities to further explore the potential of HCW9302 in autoimmune diseases. HCW9302 is suitable for both in vivo subcutaneous injection strategies and Treg cell therapy. In addition to alopecia areata, future plans include testing this molecule in transplant models and atopic dermatitis, expanding its potential therapeutic applications.

Numerous companies, including Kite Pharma, Novartis, Bristol Myers Squibb Company, Bluebird Bio, and Autolus Therapeutics, renowned for their CAR-T cell therapies in oncology, are expanding their research to explore the potential of CAR-T therapies in autoimmune diseases. For instance, Kite Pharma and Novartis are investigating CAR-T treatments for autoimmune conditions like multiple sclerosis (MS) and systemic lupus erythematosus. Similarly, Bluebird Bio is exploring CAR-T cell therapy for diseases such as sickle cell disease and beta-thalassemia, which involve autoimmune components. Autolus Therapeutics is also targeting both cancer and autoimmune diseases like multiple myeloma, acute lymphoblastic leukemia, multiple sclerosis, and systemic sclerosis with CAR-T therapies. This trend underscores a burgeoning interest in utilizing CAR-T cell therapy beyond oncology to tackle autoimmune disorders.

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

We have a novel approach to the treatment of senescence-associated diseases. BPD presents unmet needs, particularly in addressing long-term lung damage and inflammation in premature infants. With growing pharma competition, treatments targeting senescent cell removal from the lungs are emerging as a promising approach to improve lung function and reduce BPD-related complications. Our recent research suggests that immunotherapeutic agent contain TGF-b Trap and IL-15 could be potential therapy for human BPD specifically targeting the mechanism that impairs lung development.

Our multispecific T‑cell engager program, the Company’s BIG‑BiTE, consists of bi‑specific and tri‑specific T‑cell engagers designed to recruit and activate endogenous T cells against tumor antigens, enhancing potency and selectivity compared to conventional bispecific formats. The oncology T‑cell engager landscape is highly competitive, with established and emerging programs from biotech and pharmaceutical companies, including AbbVie, BMS, Sanofi, Lilly, Amgen’s bispecifics, Genmab/Daiichi Sankyo’s multispecific platforms, and numerous CD3‑engager programs in development targeting both hematologic and solid tumors. Unlike some competitors whose constructs are limited to dual targeting or may exhibit on‑target/off‑tumor toxicities, HCW BIG‑Bites’ multispecific architecture is engineered for optimized synapse formation, improved tumor specificity, and reduced cytokine‑release risk. We believe this differentiated design may enable broader tumor coverage, deeper responses, and an improved safety profile. The market opportunity for effective T‑cell engagers is substantial, with expanding indications and significant unmet needs in both hematologic malignancies and solid tumors. Our clinical goals are to validate safety and robust anti‑tumor activity in early‑phase studies, advance select candidates toward development, and position HCW BIG‑Bites for potential commercial success.

Several immune checkpoint inhibitors have been approved for the treatment of a limited number of cancer indications. There are several clinical studies underway for therapeutics to be used in combination with immune checkpoint inhibitors to broaden the number of indications and improve response rates. This market is dominated by a few companies, predominantly Merck & Co. and its product, Keytruda®. Recently, several pharmaceutical companies have been licensing various versions of PD-1 from China and other small biotech firms like Summit Therapeutics, Akeso Biopharma, further reflecting the growing interest in innovative immune-modulating therapies. The opportunity presented by the patent expiry of approved immune checkpoint inhibitors lies in the potential for increased competition and availability of generic or biosimilar versions of these drugs which may result in a loss of market exclusivity and revenue as competition. It may also incentivize innovation and the development of new formulations, combinations, or delivery methods to maintain market share and competitive advantage. The following list summarizes key immune checkpoint inhibitors along the companies that own these drugs and their patent expiration dates:

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

FDA Review and Approval Process

In the United States, biological products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, with the exception that the section of the FDC Act which governs the approval of drugs via New Drug Applications (“NDAs”), does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via Biologics License Applications (“BLAs”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. participants and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial participants. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for participants in clinical trials must also be submitted to an institutional review board (“IRB”), for approval before each trial begins. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Investigator-initiated trials may proceed under an IND held by a clinical investigator or academic sponsor rather than the Company. In such cases, the investigator is responsible for compliance with FDA requirements relating to informed consent, safety reporting, recordkeeping, and trial oversight.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases. In Phase 1, the initial introduction of the investigational drug or biologic into research participants, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug or biologic exposure, and to obtain early evidence of a treatment effect if possible. A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCPs and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Phase 2 usually involves trials in a limited population to determine the effectiveness of the investigational biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of participants, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational biologic and to provide adequate information for the labeling of the product.

In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the biologic. In many other conditions, a single Phase 3 trial may be sufficient when in conjunction with confirmatory evidence. A single Phase 3 trial may also be sufficient, though it is less common, when the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

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

Concurrent with clinical trials, companies usually complete additional nonclinical studies and also must develop additional information about the chemistry and physical characteristics of the investigational biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

After successful completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee. Under an approved BLA, the applicant is also subject to an annual program fee. These fees typically increase annually. A BLA for a biologic that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the BLA; applications classified as Priority Review are reviewed within six months of the date the FDA files the BLA. A BLA can be classified for Priority Review when the FDA determines the investigational biologic has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three months to consider information that the FDA deems to be a major amendment to the BLA.

The FDA may also refer applications for novel biologic products, as well as biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the BLA contains data that demonstrate that the biologic is safe, pure, potent, and effective, in the claimed indication.

After the FDA evaluates the BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies the FDA identified during its review of the BLA and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy and may limit further marketing of the product based on the results of this post-approval testing or surveillance.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs as well as clinical trial design.

Expedited Development and Review Programs

Fast Track Designation and Priority Review

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational biologic. For example, an investigational biologic is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and demonstrates the potential to address unmet medical needs for the disease or condition. Fast track designation applies to both the product and the specific indication for which it is being studied.

The sponsor of an investigational biological product may request that the FDA designate the product candidate for a specific indication as a fast track product concurrent with, or after, the submission of the IND for the product candidate. FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast-track products, sponsors may have more frequent interactions with the applicable FDA review team during product development. With regard to a fast track investigational biologic, the FDA may initiate review of sections of a fast-track product’s BLA on a rolling basis before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Fast track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time of filing the BLA whether the proposed product would be a significant improvement and therefore receive a priority review designation. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs under its current review goals.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of applications for approval of biologics that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the investigational biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. This designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the investigational biologic, including involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to design the clinical studies in an efficient manner.

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

The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, the PREA does not apply to any biological product for an indication for which orphan designation has been granted except that PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

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

Adverse event reporting and submission of periodic reports are required following the FDA approval of a BLA. The FDA also may require post-marketing testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilars are licensed based on the FDA’s findings of safety, purity and potency for a previously-FDA-licensed product called a reference product. There must be no differences in route of administration, dosage form, and strength, and there must be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency in at least one or more conditions of use for which the reference product is approved. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of U.S. Department of Health and Human Services (“HHS”) waives a required element. A biosimilar product may also meet the higher hurdle of interchangeability such that it can be substituted for a reference product without the intervention of the prescribing health care provider if the sponsor can demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. The first biosimilar was approved in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which are still being evaluated by the FDA.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, (collectively, the “ACA”), amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

Data Privacy and Security

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by HITECH, and their respective implementing regulations, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties, and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.

In addition, certain state and non-U.S. laws, such as the General Data Protection Regulation (the “GDPR”) govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, imposes data privacy obligations for covered companies, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. On January 1, 2023, the California Privacy Rights Act (“CPRA”), which imposes additional obligations on covered companies and substantially modifies the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature.

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

United States Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

The Trump Administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if a company does not market its drugs in such countries, the company could be indirectly affected if its drugs compete with drugs whose prices were reduced as a result of MFN pricing initiatives.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, the FDA issued a final rule in 2020 providing guidance for states to build and submit importation proposals for drugs from Canada, and the FDA authorized the first such plan in Florida in 2024, but implementation of Florida’s plan has been extended until May 6, 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA

We expect that additional state and federal healthcare reform measures could be adopted in the future.

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

Other Markets

Following the UK’s formal departure from the EU on January 31, 2020, the UK entered a transition period to last until December 31, 2020, during which time EU medicines laws will remain applicable to the UK. After the transition period, however, changes may be forthcoming as the terms of the UK and EU’s future relationship are negotiated. The UK Medicines and Healthcare Products Regulatory Agency has proposed that, subject to being approved by the UK Parliament, a centralized MA will automatically convert into a UK MA. However, the draft of the “Medicines and Medical Devices Bill 2019-21” currently discussed in the UK House of Lords does not contain such a provision, but would only authorize the UK government to become active in the field of legislation concerning market authorizations in relation to human medicines.

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

Human Capital Management

Our approach to human capital resource management starts with our mission to discover and develop novel immunotherapies to lengthen health span and improve quality of life for people suffering from diseases promoted by low-grade chronic inflammation. Our industry exists in a complex regulatory environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct R&D activities and the complex manufacturing requirements for biopharmaceutical products.

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

As of December 31, 2025, we had 35 full-time employees, 25 of whom were engaged in research, clinical development, manufacturing, and quality control activities, and 10 of whom were engaged in administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
There is substantial doubt regarding our ability to continue as a going concern based on our cash and cash equivalents as of December 31, 2025. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern and advance our current and any potential future product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
•
For the year ended December 31, 2025, the Company identified a material weakness related to proper assessment of whether impairment occurred for its long-lived assets. As a result the Company was at risk of a material misstatement in its financial statements by failing to recognize an impairment of $1.5 million for an impairment of the Company’s building, which could have resulted in overstating the value of long-term assets by $1.5 million. The Company will implement a remediation of this material weakness and material weaknesses identified in previous reporting periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our Common Stock.
•
We and our Chief Executive Officer were involved in legal proceedings with Altor BioScience, LLC and NantCell (collectively, “Altor/NantCell”). In July 2024, the parties entered a Settlement Agreement which removed some of the uncertainties as to the outcome and cost of these proceedings. However, the Company had significant obligations as a result of legal fees incurred but not paid for the defense of the Company, as well as our Chief Executive Officer. On December 30, 2025, the Company executed a settlement agreement relating to approximately $7.5 million of outstanding legal fees included in the Company’s outstanding trade payables. The terms of the settlement included $2.0 million of cash settlement payments, consisting of a $500,000 payment made on or about December 31, 2025 and a $1.5 million payment to be made within one business day of receipt of payment of net proceeds of $3.1 million from the upfront cash license fee payable by Beijing Trimmune Biotech Co., Ltd. or its affiliates. As of March 20, 2026, these terms were amended. The parties agreed that the Company would pay $750,000 immediately, with the remaining $750,000 due upon the earlier of completing a financing in excess of $4.0 million in gross proceeds or August 31, 2026. The settlement also includes a contingent promissory note providing for certain potential payments in the event, and only to the extent, that the Company achieves certain defined milestones in the future, but such contingent promissory note does not include or represent a current liability or obligation that must be recognized by the Company as of December 31, 2025. The remaining outstanding legal fee obligations could have a material negative impact on our business and operations.
•
After receiving written notice from the Nasdaq Listing Qualifications Staff (the “Staff”) that, as of June 30, 2025, the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), the Company was granted a hearing on September 25, 2025, at which the Company presented a compliance plan for regaining and maintaining compliance with the Equity Rule and all listing rules for the Nasdaq Capital Market tier to a Nasdaq Hearings Panel. On January 7, 2026, the Company received written notice from the Staff that as of December 31, 2025, the Company was compliant with the Equity Rule. On February 26, 2026, the Nasdaq Hearings Panel found that the Company regained compliance with all continued listing rules of The Nasdaq Capital Market. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor per the January 7, 2026 letter. If, within that one-year monitoring period, the Staff again finds the Company to be out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. On March 26, 2026, the Company received a written notice from the Staff which notified the Company that, for the 30 consecutive business days, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Due to the fact that the Company effected a 1-for-40 reverse stock split on April 11, 2025, the Company was not afforded a 180-calendar day period to demonstrate compliance. The Company plans to request an appeal of this determination in a timely manner.
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
•
Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis, or at all.
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

Since our inception, we have devoted most of our financial resources and all of our efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. In addition, the Company and Dr. Wong, our Founder and Chief Executive Officer, were parties in an extended Arbitration, which was ongoing for over a year, during which time the Company incurred legal fees of nearly $28.4 million for its own defense and the defense of Dr. Wong. For the years ended December 31, 2024 and 2025, we reported a net loss of $30.0 million and $8.0 million, before equity dividend to investor, respectively. These losses are inclusive of nonoperating expenses of $1.3 million for the year ended December 31, 2024. As of December 31, 2025, we had $2.0 million in cash and cash equivalents reported in the audited balance sheet included elsewhere in this Annual Report. From inception to December 31, 2025, we incurred cumulative net losses of $105.8 million. To date, we have financed our operations primarily through the sale of our redeemable preferred stock (all of which converted to common stock upon the effective date of our initial public offering, or IPO); payments received under our Wugen License for certain rights to two of our internally-developed molecules; proceeds from our IPO; a first lien mortgage of $6.5 million; proceeds from a Paycheck Protection Program (“PPP”) loan obtained through the Coronavirus Aid, Relief and Economic Security Act (which was forgiven); issuance of senior secured notes; and sale of Common Stock and Warrants in private placements and direct registered offerings. Based on our current operating plans, we believe that our cash and cash equivalents as of December 31, 2025 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the financial statements appearing elsewhere in this Annual Report.

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

There is substantial doubt regarding our ability to continue as a going concern based only on the cash and cash equivalents as of December 31, 2025. We continuously evaluate whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued. When substantial doubt exists based on this analysis, management evaluates whether the mitigating effect of our plans to raise capital or reduce costs sufficiently alleviates substantial doubt about our ability to continue as a going concern.

We are at the clinical development stage of our Company with no commercial revenues from the products we are developing, and it is possible we will never generate revenue or profit from product sales. As of December 31, 2025, we had cash and cash equivalents of $2.0 million and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations.

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

We cannot assure you that the measures we have taken to date to strengthen internal controls over financial reporting, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As of December 31, 2025, management identified a material weakness related to management’s assessment of long-lived assets for impairment. As a result the Company was at risk of a material misstatement in its financial statements by failing to recognize an impairment of $1.5 million for an impairment of the Company’s building, which could have resulted in overstating the value of long-lived assets by $1.5 million.

Material weaknesses in the Company’s internal controls over financial reporting were identified in previous reporting periods not presented in the Annual Report. Upon detecting material weaknesses, the Board of Directors and management implemented a remediation plan to strengthen internal controls, resulting in remediation of previously identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify remediation measures. We cannot assure you that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in internal control over financial reporting or that we will prevent or avoid potential future material weaknesses. Effective internal controls are necessary for us to provide reliable financial reports. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. However, this additional financing may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, we held $2.0 million of cash and cash equivalents and there was substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this Annual Report. We expect our expenses to increase in connections with our ongoing clinical development activities, particularly as we continue to initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding for our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to:

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a delisting of our securities.

On June 26, 2025, we received formal notice from the Nasdaq Listing Qualifications Staff (the “Staff”) that we were in compliance with the Equity Rule for continued listing of our securities on the Nasdaq Capital Market tier. We were also notified that we will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through June 23, 2026. If, during the term of the Panel Monitor, we do not continue to remain in compliance with the Equity Rule, we will not have the opportunity to submit a compliance plan for review by the Staff and will instead need to request a hearing before the Nasdaq Hearing Panel (the “Panel”) to address the deficiency, with such request staying any further action with respect to the listing of our securities on Nasdaq pending completion of the hearing process.

On August 19, 2025, we received written notice from the Staff that, as of June 30, 2025, we were non-compliant with the Equity Rule, so our securities would be suspended from trading on Nasdaq on August 28, 2025 unless we request a hearing by August 26, 2025. On August 26, 2025, we timely requested a hearing before the Panel, which stayed the suspension of trading of our securities on Nasdaq pending completion of the hearing process, which included a hearing held before the Panel on September 25, 2025 at which the Company presented a detailed compliance plan, including the filing of the registration statement that includes this prospectus and the offering contemplated herein.

On October 13, 2025, the Panel granted the Company an extension of time in which to regain compliance with all continued listing rules of the Exchange. The Panel’s determination followed the Company’s hearing on September 25, 2025, at which the Company presented, and the Panel considered, the Company’s plan to regain compliance with the Equity Rule. The Panel granted the Company’s request for continued listing on the Nasdaq, subject to, among other things, the Company demonstrating compliance with the Equity Rule by December 31, 2025, and with all other Nasdaq continued listing rules by February 16, 2026.

The Panel also required that the Company provide prompt notification of any significant events that occur during the exception period that may affect the Company’s compliance with Nasdaq requirements. In addition, the Company was required to timely file Form 10-Q for the third quarter (which it did), and to provide notice of the status of certain elements of the Company’s compliance plan. Any compliance documentation submitted by the Company will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception. The Panel has discretion to review its decision to grant an exception period within 45 calendar days after issuance of the written decision.

On January 7, 2026, the Company received written notice from the Staff that, as of December 31, 2025, the Company was compliant with the Equity Rule. The Company remained subject to the Panel’s decision letter to maintain compliance with all listing rules for continued listing through February 16, 2026. On February 26, 2026, the Nasdaq Hearings Panel found that the Company had regained compliance with all continued listing rules of The Nasdaq Capital Market. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor per the January 7, 2026 letter. Pursuant to Listing Rule 5815(d)(4)(B), the

Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. On March 26, 2026, the Company received a written notice from the Staff which notified the Company that, for the 30 consecutive business days, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Due to the fact that the Company effected a 1-for-40 reverse stock split on April 11, 2025, the Company was not afforded a 180-calendar day period to demonstrate compliance. The Company plans to request an appeal of this determination in a timely manner.

Nasdaq also recently proposed a rule that, if approved, would require companies to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. If we are unable to satisfy these standards, or if Nasdaq’s proposed rule is approved and we fail to maintain a MVLS of at least $5 million for 30 consecutive trading days, we could be subject to delisting, which would have a negative effect on the price of our Common Stock, impair your ability to sell or purchase our Common Stock or Warrants when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

If we are delisted from Nasdaq, our Common Stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our Common Stock, it may be extremely difficult or impractical for stockholders to sell their shares of Common Stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our Common Stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of Common Stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Common Stock is delisted from Nasdaq, the value and liquidity of our Common Stock would likely be significantly adversely affected. A delisting of our Common Stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

The Company’s balance sheet has liabilities that will require payment, and use of funds for this purpose will make less funding available for operations and clinical development.

Included in the Company’s balance sheet in the accompanying audited financial statements as of December 31, 2025 are $13.1 million of obligations included in accounts payable that represent amounts past due. Past due amounts include $6.2 million due for legal fees incurred as a result of mounting a defense for the Company and our Founder and Chief Executive Officer in a long-running arbitration proceeding that was settled on July 13, 2024 and dismissed at the end of 2024. In January 2025, we received a $2.0 million insurance payment which was used to offset obligations for legal fees for our Founder and Chief Executive Officer. Also included in outstanding obligations is $4.3 million of obligations included in accounts payable for amounts owed for construction of a manufacturing facility that the Company is building at a property it owns in Miramar, Florida (the “Property”) and past due amounts owed for contract development and manufacturing services. As of December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I”), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company responded to the BE&K and Fisk Complaints and cross-claims and filed a timely response to the B&I MSJ. The cases have been consolidated. On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 in installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026. The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the Property.

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

The success of our business development efforts, including license agreements, depends on our ability to realize and anticipate the benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control.

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

As of December 31, 2025, we had 35 full-time employees. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Regulatory Environment

The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis, if at all, our business will be substantially harmed.

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

Our product candidates could fail to receive regulatory approval for many reasons including but not limited to flaws in trial design, dose selection, patient enrollment criteria and failure to demonstrate an acceptable risk-benefit profile. In addition, data obtained from clinical trials is susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that addresses an unmet medical need based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.

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

Further, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Applicants must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these and other policy changes as they relate to our programs.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Furthermore, disruptions at FDA or other government agencies, including statutory, legislative, and policy changes, reduced funding of government agencies, and government shutdowns could also impact the ability of regulatory authorities and government agencies to function normally and support our operations. For example, starting in January 2025, the U.S. government has reduced the number of federal employees, including at FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, the U.S. federal government has shut down repeatedly since 1980, including for a period of 43 days in 2025. During a shutdown, certain regulatory authorities and agencies, such as the FDA, have had to furlough key personnel and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 11 years for single-source biologics (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for these inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most favored nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of MFN pricing initiatives.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs. In some states, laws have been enacted to encourage importation of lower cost drugs from other countries and bulk purchasing. For example, the FDA issued a final rule in September 2020 providing guidance for states to build and submit plans for importing drugs from Canada, and FDA authorized the first such plan in Florida in January 2024, which has been extended until May 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drug products that we successfully commercialize or put pressure on our product pricing.

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

Further, these investigators are not our employees and we will not be able to control, other than by contract, the amount of resources, including time which they devote to our product candidates and clinical trials. If independent investigators fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums. Additionally, we may implement, and we continue to evaluate, artificial intelligence-based information technology systems in certain aspects of our operations. The use of such systems presents risks, including data security, privacy, regulatory compliance risks, and the potential for system errors or misuse, which could adversely affect our business, financial condition, or results of operations.

Our potential use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes through implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any use or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including regarding deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate AI tools into their products or services, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

On June 26, 2025, we received formal notice from Nasdaq that we were in compliance with the Equity Rule for continued listing of our securities on the Nasdaq Capital Market tier. We were also notified that we will remain subject to a “Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), for a period of one year from the date of the Nasdaq notice, through June 23, 2026. If, during the term of the Panel Monitor, we do not continue to remain in compliance with the Equity Rule, we will not be provided with the opportunity to submit a compliance plan for review by the Staff and must instead request a hearing before Nasdaq to address the deficiency, with such request staying any further action with respect to the listing of our securities on Nasdaq pending completion of the hearing process.

On August 19, 2025, we received written notice from the Staff that as of June 30, 2025, we were non-compliant with the Equity Rule, so our securities would be suspended from trading on Nasdaq on August 28, 2025 unless we request a hearing by August 26, 2025. On August 26, 2025, we timely requested a hearing before the Panel, which stayed the suspension of trading of our securities on Nasdaq pending completion of the hearing process, which included a hearing held before the Panel on September 25, 2025 at which the Company presented a detailed compliance plan, including the filing of the registration statement that includes this prospectus and the offering contemplated herein.

On October 13, 2025, the Panel granted the Company an extension of time in which to regain compliance with all continued listing rules of the Exchange. The Panel’s determination followed the Company’s hearing on September 25, 2025, at which the Company presented, and the Panel considered, the Company’s plan to regain compliance with the Equity Rule. The Panel granted the Company’s request for continued listing on the Nasdaq, subject to, among other things, the Company demonstrating compliance with the Equity Rule by December 31, 2025, and with all other Nasdaq continued listing rules by February 16, 2026. The Company was advised that February 16, 2026, represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq Listing Rules.

The Panel also required that the Company provide prompt notification of any significant events that occur during the exception period that may affect the Company’s compliance with Nasdaq requirements. In addition, the Company was required to timely file Form 10-Q for the third quarter (which it did), and to provide notice of the status of certain elements of the Company’s compliance plan. Any compliance documentation submitted by the Company will be subject to review by the Panel, which may, in its discretion, request additional information before determining that the Company has complied with the terms of the exception. The Panel has discretion to review its decision to grant an exception period within 45 calendar days after issuance of the written decision.

On January 7, 2026, the Company received written notice from the Staff that as of December 31, 2025, the Company was compliant with the Equity Rule. The Company remains subject to the Panel’s decision letter to maintain compliance with all listing rules for continued listing through February 16, 2026. On February 26, 2026, the Nasdaq Hearings Panel found that the Company regained compliance with all continued listing rules of The Nasdaq Capital Market. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor per the January 7, 2026 letter. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. On March 26, 2026, the Company received a written notice from the Staff which notified the Company that, for the 30 consecutive business days, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Due to the fact that the Company effected a 1-for-40 reverse stock split on April 11, 2025, the Company was not afforded a 180-calendar day period to demonstrate compliance. The Company plans to request an appeal of this determination in a timely manner.

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

As of December 31, 2025, our executive officers, directors and their respective affiliates beneficially owned approximately 17.7% of our outstanding voting stock (excluding any stock options exercisable within 60 days of such date held by such persons and shares of Common Stock held in abeyance on behalf of a third-party investor due to ownership blockers). These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval, in matters where they are eligible to vote. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock that you may feel are in your best interest as one of our stockholders.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our money market or other investments and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, we are aware of the closure of Silicon Valley Bank and appointment of the Federal Deposit Insurance Corporation as receiver. Furthermore, a possible recession, rising inflation, or a future pandemic may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our money market or other investments or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. As of the reporting date, the Company updated and published other cybersecurity policies and procedures for access control, including remote access; business continuity; information security related to governance, managing and planning; risk management; use of AI applications; and vendor risk and management, which leverages and coordinates with procedures in place for the accounting payable process.

In the year ended December 31, 2025, the Company undertook a data migration to move our data storage and shared files to a SharePoint-based data storage system, which offers a secure, cloud-based document management system that enhances collaboration, organization, and security through centralized storage. Key advantages for cybersecurity include facilitating efficient workflows and remote work. Recent security issues, such as the active exploitation of critical vulnerabilities, have highlighted the risks of on-premises servers, particularly as it relates to ransomware and remote exploitation. The data migration project was a project undertaken to improve our information systems, as such the term is defined in Item 106(a) of Regulation S-K is scheduled on 2024 IT plan. We anticipate that our data migration project will be completed in Q2 2026.

Our approach includes, among other things:

•
conducting limited, point-in-time network and endpoint security controls;
•
requiring regular cybersecurity training programs for employees, management and directors;
•
comparing our processes to standards set by the National Institute of Standards and Technology (“NIST”);
•
leveraging the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•
conducting firm-wide annual training exercises for employees and contractors with access to the Company’s system to raise awareness to possible threats such as phishing email simulations;
•
maintaining copies of production data in two separate locations;
•
running a backup for our data on a daily basis and these files are held for several months;
•
testing the backup and recovery systems;
•
employing a multi-factor authorization in order to mitigate risks of compromising email accounts; and
•
holding an insurance policy to mitigate risks for cybersecurity incidents.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all Company risks. As part of this process, appropriate our personnel collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigation. A key element of managing cybersecurity risk is the ongoing assessment and testing of our processes and practices through auditing, assessments, drills and other exercises focused on evaluating the sufficiency and effectiveness of our risk mitigation. We engage third parties to perform assessments of our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. Certain results of such assessments and reviews are reported by the key members of management, the and the board of directors, as appropriate.

Our policy is to conduct an annual cybersecurity assessment and make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews. Upon completion of the data migration project, the Company will make further improvements to improve our controls, particularly for logging and monitoring and vulnerability assessments. To strengthen our cybersecurity posture, we intend to implement a Security Information and Event Management (SIEM) solution that will aggregate and analyze logs from all critical infrastructure, including network, cloud, and endpoint security platforms. We also intend to expand our vulnerability management process to ensure regular assessments of public-facing systems and network devices.

For the year ended December 31, 2025, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to Data Privacy and Cybersecurity” included as part of our risk factor disclosures at Item 1A of this Annual Report, which disclosures are incorporated by reference herein.

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

Item 2 Properties.

On August 15, 2022, we purchased a 36,000 square foot building located in Miramar, Florida, as our new headquarters. We intend to use the new facility for research and development laboratories and facilities for manufacturing, as well as offices for our employees, including clinical development, research, development, quality control, quality assurance, regulatory affairs, and administration. We have been in the process of refitting the building for our purposes. The property is under construction, and it is uncertain when the project will be completed. Until such time as the project is completed, we continue to occupy approximately 12,250 square feet of space in Miramar, Florida and currently lease this space under the terms of a lease that commenced on March 1, 2026 and terminates on February 28, 2027. Given our long relationship with the landlord of our leased location, we believe we will be able to negotiate an extension our lease, if required. We believe our existing location is sufficient to meet our current and near-term needs.

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

Settlement and General Release: Arbitration

During the year ended December 31, 2022, Altor/NantCell initiated legal proceedings against Dr. Wong and the Company. On April 26, 2023, the parties stipulated that Altor/NantCell’s action against the Company would be consolidated with the Altor/NantCell Arbitration demand against Dr. Wong. On April 27, 2023, the U.S. District Court for the Southern District of Florida (the “Court”) with jurisdiction over the lawsuit against the Company approved the parties’ stipulation and ordered the parties to Arbitration. On May 1, 2023, Altor/NantCell filed a demand against the Company before JAMS. On May 3, 2023, Altor/NantCell dismissed the federal court action without prejudice and the Court ordered the case dismissed without prejudice and closed the case. Proceedings against the Company and Dr. Wong were consolidated in the Arbitration before JAMS. The Arbitration hearing was held from May 20, 2024 to May 31, 2024, after which the parties entered into settlement negotiations.

On July 18, 2024, we announced that , as of July 13, 2024, we and Dr. Hing C. Wong, our Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration before JAMS brought by Altor and NantCell (the “Arbitration”) as well as a complaint Altor filed against the Company in the Chancery Court of the State of Delaware for the contribution of legal fees and expenses advanced to Dr. Wong (“Complaint”). See Part I, Item 3. – “Legal Proceedings” for further information. The Settlement Agreement includes mutual general releases by and among the parties thereto. No party is required to make any monetary payments to any other party or person under the Settlement Agreement and each party will bear its own expenses incurred in connection with the matter. In accordance with the provisions of the Settlement Agreement, upon completion of remedial procedures, the parties stipulated that the Arbitration and Complaint should be dismissed. The Arbitration and related Complaint were dismissed with prejudice on or about December 24, 2024.

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

Other Matters

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response thereto. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I”), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims as well as the B&I MSJ. The cases were consolidated, and a Case Management conference was held. On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 in installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026. The remaining parties are engaged in discovery and the court set the case for trial in early December 2026.

On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the Defaults no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had negotiations attempting to come to terms on a forbearance agreement to provide additional time for the Company to comply with the demands Cogent Bank made in the demand letter.

Item 4 Mine Safety Disclosures.

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of our Common Stock

Our Common Stock is currently traded on The Nasdaq Global Select Market under the symbol “HCWB”. As of March 25, 2026, 6,734,104 shares of the Company’s Common Stock were issued and outstanding and were owned by approximately 4,500 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Standby Equity Line of Credit

On February 20, 2025, the Company entered into an equity purchase agreement (the “ELOC Purchase Agreement”) with Square Gate Capital Master Fund, LLC – Series 4 (“Square Gate”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Square Gate to purchase up to an aggregate of $20,000,000 of shares of our Common Stock, plus, at the Company’s option upon utilizing the initial $20,000,000, an additional amount equal to the lesser of 100% of the Company’s market capitalization at the time of exercise of such option or $20,000,000, over the 36-month term of the ELOC Purchase Agreement. The Company issued 9,616 shares of our Common Stock to Square Gate on March 12, 2025, as its Commitment Fee under the ELOC Purchase Agreement (the “Commitment Shares”). On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

Sale of Common Stock and Warrants

On February 17, 2026, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) pursuant to which the Company agreed to offer and sell, in a follow-on public offering (the “2026 Offering”), 2,477,292 units (the “Units”) consisting of (i) 2,477,292 shares (the “Common Shares”) of the Company’s Common Stock, $0.0001 par value per share or, in lieu thereof, up to 2,477,292 Pre-Funded Warrants (as defined below) to purchase up to 2,477,292 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (ii) up to 2,477,292 Common Stock purchase warrants the exercise of which is conditioned on stockholder approval (the “Common Stock Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 2,477,292 shares of Common Stock.

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 3,020,410 shares of Common Stock (the “Prior Warrants”) to seek stockholder approval in accordance with applicable Nasdaq rules to reduce the exercise price of such Prior Warrants to the public offering price per Unit paid in the Offering (the “Existing Warrants Amendment Agreement”). There can be no assurance that we will obtain such stockholder approval or amend the Prior Warrants or as to the final terms of any amendments to the Prior Warrants.

The combined purchase price for each Unit consisting of one share of Common Stock or Pre-Funded Warrant in lieu thereof and accompanying Common Stock Warrant to purchase one share of Common Stock was $0.6055 per unit, and the combined purchase price for each unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and accompanying Common Stock Warrant to purchase one share of Common Stock is $0.6054. The Common Stock Warrants have an exercise price of $0.6055 per share, will be exercisable only upon receipt of stockholder approval thereof in accordance with applicable Nasdaq rules, and expire on the five-year anniversary of such stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The securities described above were offered pursuant to a registration statement on Form S-1, as amended (File No. 333-293396), which was declared effective by the SEC on February 17, 2026. The gross proceeds to the Company from the 2026 Offering are approximately $1.5 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The 2026 Offering closed on February 19, 2026.

On February 17, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim” or the “Placement Agent”) pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent a cash fee equal to 6.9% of gross proceeds from the sale of Common Shares, Pre-Funded Warrants and Common Stock Warrants to the Investor. The Company also agreed to reimburse the Placement Agent for out-of-pocket expenses, including the reasonable legal fees of its counsel not to exceed $65,000. The Placement Agency Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

The Common Stock Warrants and Prior Warrants require stockholder approval, per Nasdaq rules. The Company filed a definitive proxy statement on March 13, 2026 for a Special Stockholders’ Meeting to be held on April 27, 2026, at this the stockholders will vote on a proposal to permit this transaction.

Conversion of Secured Notes

The holders of $6.6 million of the outstanding principal of the Secured Notes have agreed to and effected the conversion of the Secured Notes held by them into shares of the Company’s Common Stock at a conversion price of $26.00 per share (“Conversion Shares”), warrants to purchase approximately $3.3 million of the Company’s Common Stock at an exercise price of $26.00 per share (“Conversion Warrants”), and the right to their pro rata share of 49.11% of the proceeds of the Company’s shares of Wugen common stock (“Wugen Shares”), if and when such shares are ever sold (the “Wugen Proceeds”). The conversion was approved at a Special Meeting of Stockholders held on March 31, 2025 and was effected pursuant to the terms of the Conversion Amendment. On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued a total of 253,083 unregistered shares of Common Stock (which are subject to a 180-day lock-up) and warrants to purchase an additional 126,540 shares of Common Stock at an exercise price of $26.00 per share. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Inducement Agreement

On November 19, 2025, the Company entered into a warrant inducement agreement with an existing stockholder (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 (the “Existing Warrants”) to purchase an aggregate of 1,510,205 shares of Common Stock at an amended exercise price of $2.66 per share, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses. In consideration for the immediate exercise of the Existing Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new unregistered Common Stock Purchase Warrants (the “New Warrants”) to purchase up to 3,020,410 shares of Common Stock at an exercise price of $2.41 per share. The New Warrants are exercisable immediately and expire five and one-half years from their issuance. The New Warrants and the shares of Common Stock issuable upon their exercise have not been registered under the Securities Act. The Company agreed, pursuant to the Inducement Agreement, to file a registration statement covering the resale of the shares issuable upon exercise of the New Warrants. Maxim Group LLC acted as a financial advisor in connection with this November 19, 2025 warrant inducement. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock underlying the New Warrants.

Sale of Common Stock and Warrants

On November 18, 2024, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) pursuant to which the Company agreed to offer and sell (i) in a registered direct offering (the “Registered Offering”) (x) 104,000 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share, and (y) Pre-funded Warrants to purchase up to 63,925 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), unregistered warrants to purchase up to an aggregate of 154,275 shares of Common Stock (“Armistice Warrants”). The combined purchase price for each Share and accompanying Armistice Warrant to purchase one share of Common Stock was $41.20 per Share and the combined purchase price for each Pre-Funded Warrant and accompanying Common Stock Warrant to purchase one share of Common Stock was $40.196.

The Common Stock and Pre-Funded Warrants were each sold with an accompanying Armistice Warrant to purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants were immediately separated from the Armistice Warrants and were issued separately. The Armistice Warrants have an exercise price of $41.20 per share, are exercisable immediately, and expire on the five year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

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

The gross proceeds to the Company from the Registered Offering were approximately $6.9 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on November 20, 2024.

Sale of Common Stock in Private Placement

On February 20, 2024, we entered into subscription agreements (the “Subscription Agreements”) with certain officers and directors of the Company, including our Founder and Chief Executive Officer, our Chief Financial Officer and the Chairman of the Company’s Board of Directors, pursuant to which the Company sold an aggregate of 44,643 shares of our Common Stock, at a purchase price of $56.00 per share for an aggregate purchase price of $2.5 million. The per share purchase price represents a 25% premium to the per share closing price of the Common Stock as reported on the Nasdaq Global Market on the February 20, 2024 and a 19% premium to the 5-day volume weighted average closing price per share of the Common Stock as reported on the Nasdaq Global Market for the period ending on the February 20, 2024.

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

Company Overview

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to support or treat diseases promoted by chronic inflammation. We have created novel compounds that represent a new class of drugs that we believe have the potential to fundamentally change the treatment of autoimmune disorders and other proinflammatory diseases, cancer and senescence-associated dysplasia. Among other things, we have begun commercialization of certain commercial-ready proprietary compounds for use as reagents in the production of immunotherapeutics for the treatment of infectious diseases and cancer. We want our products to improve patients’ healthspan as well as their quality of life, and possibly extend longevity.

By leveraging our extensive immunology expertise, we have developed fusion immunotherapeutics representing a new class of drug that we believe has the potential to fundamentally change the treatments for autoimmune diseases, cancer, senescence-associated dysplasia, and many other diseases promoted by chronic inflammation — and in doing so, improve patients’ quality of life and possibly extend longevity.

HCW Biologics has an experienced team led by Dr. Hing C. Wong, our Founder and CEO, who discovered and developed the immunotherapeutic Anktiva® (also known as ALT-803, an IL-15 receptor agonist) through pivotal trials. This blockbuster immunotherapeutic treatment for cancer was sold to ImmunityBio, Inc. in 2017 in a $1.0 billion acquisition. In April 2024, Anktiva® was approved by the U.S. Food and Drug Administration for its first indication, the treatment of BCG-Unresponsive Non-Muscle Invasive Bladder Cancer.

The Company utilized its proprietary drug discovery and development platforms to create novel fusion immunotherapeutics, including multi-specific cytokines, targeted second- generation immune checkpoint inhibitors, and immune-cell engagers, which have the capabilities to rebalance immune cells to reestablish immune tolerance or rejuvenate subsets of immune cells that specifically target cancerous and infected cells, and accumulated, nonfunctional senescent cells. Our specialty is to develop treatments administered by subcutaneous injection, with an eye toward cost containment and cost savings as well as quality-of-life for patients.

Advancing our programs may be accomplished through Company-sponsored programs or with a corporate partner. Business development transactions are considered a key aspect of our financing strategy. We continually assess our programs to determine the optimal path to successfully complete clinical development and launch commercialization.

The Company has selected the following compounds for our clinical development programs, which are currently being developed in Company-sponsored programs:

•
HCW9302 is a clinical-stage compound that is an injectable, first-in-kind interleukin 2 (“IL-2”) fusion protein complex constructed using the Company’s proprietary TOBI platform technology. Its mechanism of action involves binding to IL-2αβγ receptors predominantly expressed on regulatory T (“Treg”) cells, thereby activating and expanding Treg cells that can suppress unwanted immune and inflammatory responses. Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) has an option to license the rights to the China market for HCW9302.
•
HCW11-018b is a preclinical molecule that is a novel, tetra-valent T-Cell engager we call the Big BiTE, since it consists of a BiTE (common for all T-Cell Engagers) and an Enhancer (which makes the HCWB T-Cell Engager the “BIG BiTE”). HCW11-018b is designed to address key challenges for first generation T-Cell Engagers: manufacturability, preclinical safety profile, and ability to treat solid tumors.
•
HCW11-040 is a preclinical molecule that is a unique combination of cytokines and pembrolizumab, a generic form of Keytruda®, in a multi-functional fusion molecule. This lead product candidate exhibits the ability to expand Tpex cells without a cytokine storm in preclinical studies. In addition, it exhibits superior immune-cell activation, expansion, and cytotoxicity against cancer cells and tumors when compared to pembrolizumab in in-vitro and in-vivo studies.

Business Highlights

Clinical Development

•
HCW9302: On November 17, 2025, the first patient was dosed at The Ohio State University Wexner Medical Center for the Company-sponsored, multi-center first-in-human clinical trial to evaluate HCW9302 in patients with alopecia areata (NCT07049328). This marks a major milestone in the Company’s clinical development program in autoimmune diseases. A preliminary human data read out for this study is expected in the first half of 2026.
•
HCW11-018b: IND-enabling activities are expected to be completed in the first half of 2027. The Company intends to file an IND application shortly thereafter, for authorization to evaluate HCW11-018b, our second-generation T-Cell engager, in patients with pancreatic cancer.
•
HCW11-040: IND-enabling activities are expected to be completed in second half of 2027. The Company intends to file an IND application shortly thereafter, for authorization to evaluate HCW11-040, our second-generation immune checkpoint inhibitor, in neonatal infants with a chronic lung condition called BPD.

Business Development Transactions

Beijing Trimmune Biotech Co., Ltd. License

The Company is developing HCW11-006 through a corporate partnership with Beijing Trimmune Biotech Co., Ltd. (“Trimmune”). Trimmune is a new operating entity formed for the purpose of development and commercialization of HCW11-006, by WY Biotech Co., Ltd. (“WY Biotech”), a China-based company specializing in the early-stage development of recombinant protein drugs and gene/cell therapies, and the Company. Trimmune investors include CITIC Medical Fund, a multi-billion-dollar investment fund focused on innovative companies primarily targeting pharmaceuticals, biotechnology, medical devices, and diagnostics, and TigerYeah Capital Fund of TigerMed, a global leading Contract Research Organization. Trimmune is led by a team with an impressive track record for success in the development and commercialization of innovative drugs that treat diseases with large, unmet medical needs for the Chinese market. HCW11-006 is a preclinical molecule that combines several different immune functional domains as part of a group of compounds characterized as multi-functional immune cell stimulators.

As of March 16, 2026, we received the full payment of the upfront licensing fee for the exclusive worldwide license for HCW11-006, a preclinical molecule, from Trimmune. The Company received $3.5 million in gross proceeds, or $2.9 million net of taxes. In addition to the cash portion of the upfront license fee, before taxes, the Company also received a minority co-founder equity interest in Trimmune. In addition, for additional compensation, Trimmune has a option to license the China rights to HCW9302.

HCW Biologics is eligible to receive additional payments under the license, including development milestone payments and double-digit royalties on future product sales, as well as a portion of the proceeds from certain future transaction(s) involving the licensed molecule, if and when such transaction(s) occur. Upon completion of Phase 1 by the licensee, the Company may exercise its Opt-In Rights to reclaim the rights to the Americas market. For an additional fee, Trimmune may exercise an option to license the China rights to HCW9302, the Company’s clinical-stage molecule, currently being evaluated in a Phase 1 trial in an autoimmune disorder.

Commercial-Ready Molecules Used as Reagents

During the year ended December 31, 2025, the Company launched two of its proprietary fusion protein molecules as commercial-ready molecules used as reagents to be used to support the production of immunotherapeutics to treat infectious diseases and cancer. While the Company’s focus remains on the development of fusion immunotherapeutics for the treatment of diseases promoted by chronic inflammation, the Company intends to market these reagents directly or through a corporate partnership to generate revenue which could offset development costs for its immunotherapeutic treatments. On March 13, 2026, Science Advances, a peer-reviewed, high-impact journal, released a publication with the Company’s data that showed the Company’s proprietary, commercial-ready compound, HCW9206, could fundamentally change how CAR-T cell therapies are manufactured and potentially improve how they perform against diseases such as cancer and HIV. These findings support the Company’s belief that HCW9206 is a leap forward in both clinical potential and manufacturing efficiency.

Financing

During the second half of 2025, the Company sold 600,000 shares of Common Stock through its Standby Equity Purchase Agreement (“SEPA”) with Square Gate Capital for an aggregate of approximately $2.5 million in gross proceeds. As of November 20, 2025, the Company will be restricted from using the SEPA for a standstill period of 6 months, in accordance with terms of the November 2025 Inducement Transaction.

On May 15, 2025, the Company raised $5.0 million before commissions and transaction costs payable by us through the sale of 671,150 Units for $7.45 per Unit, each consisting of one share of Common Stock (or Pre-funded Warrant that may be exercised to purchase one share of Common Stock) plus two Common Stock Warrants each of which can be exercised to purchase one share of Common Stock. The Common Stock Warrants had an exercise price of $7.45 per share, were exercisable immediately upon issuance, and will expire on the five-year anniversary of the original issuance date.

On November 20, 2025, the Company raised $4.0 million before commissions and transaction costs payable by us through an inducement to exercise warrants to purchase 1,510,205 shares of Common Stock at $2.66 per share. These warrants were issued in November 2024 and May 2025, and immediately before the transaction had an exercise price of $7.45 per share. In addition, the Company agreed to issue to the investor unregistered warrants to purchase an aggregate of 3,020,410 shares of the Company’s Common Stock with an exercise price of $2.41 per share (the “New Warrants”). The New Warrants will be immediately exercisable and will expire on the five and one-half year anniversary of the original issuance date. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the New Warrants.

On February 19, 2026, the Company raised $1.5 million before commission and transaction costs payable by us through the sale of 2,477,292 Units for $0.6055 per Unit, each consisting of one share of Common Stock (or Pre-funded Warrant that may be exercised to purchase one share of Common Stock) plus one Common Stock Warrant each of which can be exercised to purchase one share of Common Stock. In a private transaction, the Company agreed to reprice the 3,020,410 warrants that were issued in November 2025 from $2.41 per share to $0.0655 per share. The investor’s ability to exercise the Common Stock Warrants issued in this transaction and the reduction of the exercise price for the warrants issued in November 2024 are both subject to stockholder approval. The Company filed a definitive proxy on March 13, 2026 for a Special Stockholders’ Meeting to be held on April 27, 2026.

Compliance with Nasdaq Listing Rules

An important part of the Company’s future financing plans is the ability to access the public markets for the sale of securities. This requires that the Company remain in compliance with all Nasdaq Listing Rules. As of the date of issuance of these financial audited statements, the Company is compliant with all listing rules of the Nasdaq Capital Market tier.

When we were notified of deficiencies in compliance with Nasdaq listing rules, we requested and were granted an opportunity to present our plan to regain compliance to Nasdaq. On October 13, 2025, the Panel granted the Company an extension in which to regain compliance with all continued listing rules of the Exchange. The Panel’s determination follows the Company’s hearing on September 25, 2025, at which the Company presented, and the Panel considered, the Company’s plan to regain compliance with the Equity Rule. The Panel granted the Company’s request for continued listing on the Exchange, subject to, among other things, the Company demonstrating compliance with the Equity Rule by December 31, 2025, and with all other Exchange continued listing rules by February 16, 2026.

On February 26, 2026, the Nasdaq Hearings Panel found that the Company regained compliance with all continued listing rules of The Nasdaq Capital Market. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, the Staff will issue a Delist Determination Letter. In such a case, the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

Contract Development and Manufacturing Facility for Biologics

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

For the year ended December 31, 2025, the Company recognized an impairment of $1.5 million related to its Property. In its assessment of potential indicators of impairment of the asset, the Company concluded that during the year, legal procedures were initiated by holders of mechanics liens against the Company’s Property with claims for nonpayment on April 17, 2025, and the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens on October 24, 2025. See See Part I, Item 3. – “Legal Proceedings.” The Company has continued to pursue financing alternatives to provide the funding needed to come current in past amounts due and complete the construction and renovation of the Property.

Trends and Uncertainties

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

Our operations have been affected by many headwinds, including inflationary pressures, tariffs, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war between Russia and Ukraine, the war in the Middle East, China-Taiwan relations, financial market volatility and currency movements. These headwinds, specifically the supply chain disruptions, have adversely impacted our ability to procure certain services and materials, which in some cases impacts the cost and timing of clinical trials and IND-enabling activities. In addition, we have been impacted by inflation when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Further, rising interest rates would also increase borrowing costs to the extent that the Company takes on any additional debt. The Company uses a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. However, the extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Part I, Item 1A. “Risk Factors” in this Annual Report.

Components of Results of Operations

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of autoimmune disorders, cancer and senescence-associated dysplasia. Since inception, our sole source of revenue is from license and a clinical development supply agreement.

Wugen License

The Company entered the Wugen License with Wugen at the end of 2020, and we entered a development supply agreement with Wugen to provide it with clinical development materials needed for research and clinical development in Q1 2021. During the year ended December 31, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, which will run for a period of one year from the effective date of the suspension, or until May 29, 2026. The Company expects to generate revenue for ancillary services provided to Wugen during this time, as provided for under the amended Wugen license. During the suspension, the Company is free to enter licenses with other parties for the molecules that are subject of the Wugen license.

Consideration under our contract included a nonrefundable upfront payment, development, regulatory and commercial milestones, and royalties based on net sales of approved products. In addition, the Company earned revenue from supplying Wugen with clinical and research grade materials for clinical development and commercialization of licensed products under a separate development supply agreement. For the recognition of revenue, we assessed which activities in the Wugen License should be considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the Wugen License.

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

Trimmune License

We expect to derive revenue from a license agreement granting rights for development and commercialization of in vivo applications using HCW11-006. Consideration under our contract included a nonrefundable upfront payment, development, regulatory and commercial milestones, as well as royalties based on net sales of approved products. This closing occurred in the first quarter of 2026.

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

We expense research and development costs as they are incurred. Costs for contract manufacturing are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the agreement, and the pattern of payments for goods and services will change depending on the material. Nonrefundable advance payments for goods or services to be received in future research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

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

General and administrative expenses consist primarily of employee-related expenses for executive, legal, finance, accounting, human resources and other administrative personnel, as well as professional fees (including legal, audit and tax services), insurance costs, facilities expenses, and other public company compliance costs.

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

Legal Expenses (Recoveries), Net

Legal expenses (recoveries), net consist of legal fees incurred in connection with the Arbitration and related proceedings involving the Company and Dr. Hing C. Wong, net of insurance reimbursements received.

Nonoperating Loss

On May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company is pursuing all available remedies to recover this loss. Given the limited success that these efforts have had to date for the recovery of funds, the Company recognized a nonoperating loss of $1.3 million in for the year ended December 31, 2024 in the accompanying audited statement of operations.

Impairment of Long-Lived Asset

For the year ended December 31, 2025, the Company recognized an impairment of $1.5 million related to its building. In its assessment of potential indicators of impairment of the asset, the Company concluded that during the year, legal procedures were initiated by holders of mechanics liens against the Company’s property with claims for nonpayment on April 17, 2025, and the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens on October 24, 2025.

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

On May 8, 2025, the Company issued a $150,000 promissory note with a personal guarantee from the Company’s Founder and Chief Executive Officer, which has an original issue discount of $75,000 which is accreted on a straight-line basis from the date of issuance to the Maturity Date of February 7, 2026 (the “Secured Promissory Note”). The Company repaid $225,000 on February 6, 2026.

Change in Fair Value of Investment and Contingent Liability

The Company accounts for our investment in Wugen shares at fair value beginning in the second quarter of 2025. Similarly, the Company’s contingent liability is recorded at fair value. A change in fair value of investment and contingent liability is recognized through earnings. Prior to that time, the Company accounted for the Wugen shares using the fair value measurement alternative. Therefore, the value of the investment in Wugen, and similarly the contingent liability, is recognized at fair value each reporting period based on available market information and valuation techniques.

Gain (Loss) on Sale of Put Shares

The Company recognizes an unrealized or realized gain or loss on put shares when we sell shares of Common Stock under the SEPA, which is recognized through earnings.

Gain on Extinguishment of Liability

The Company executed a settlement agreement relating to approximately $7.5 million of outstanding legal fees included in the Company’s outstanding trade payables. The term of the settlement include $2.0 million of cash settlement payments and a $5.5 million contingent promissory note providing for certain potential payments if the Company achieves certain defined milestones in the future that are considered remote. As such, the Company recognized a $5.5 million gain on extinguishment of liability.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2025:

	Years Ended December 31,
	2024	2025
Revenues:
Revenues	$2,566,792	$54,232
Cost of revenues	(1,607,389)	(43,386)
Net revenues	959,403	10,846

Operating expenses:
Research and development	6,388,994	5,442,884
General and administrative	6,816,449	7,701,281
Legal expenses (recoveries), net	15,910,480	(1,470,809)
Impairment of long-lived asset	—	1,500,000
Nonoperating loss	1,300,000	—
Total operating expenses	30,415,923	13,173,356
Loss from operations	(29,456,520)	(13,162,510)
Interest expense	(654,284)	(845,051)
Change in fair value of investment	—	(273,422)
Change in fair value of contingent liability	—	1,055,826
Loss on sale of put shares	—	(263,974)
Gain on extinguishment of liability	—	5,461,046
Other income, net	86,990	68,376
Net loss	$(30,023,814)	$(7,959,709)

Revenue

For the year ended December 31, 2024, we recognized $2.6 million of revenue and cost of revenues of $1.6 million. Revenues were derived exclusively from the sale of licensed molecules to Wugen. There is currently one ongoing Phase 1 clinical study evaluating WU-NK-101, the Wugen product candidate created using the licensed molecules, in solid tumors.

For the year ended December 31, 2025, we recognized $54,232 of revenue and cost of revenues of $43,386. Revenues were derived exclusively from the sale of licensed molecules to Wugen. The drop in revenue is attributed to a strategic decision made by Wugen to focus its resources on its CAR-T program, WU-CART-007, which was recently granted a Breakthrough Therapy Designation (Soficabtagene Geleucel “Sofi-cel”), an allogeneic CAR-T therapy for the treatment of T-cell malignancies. There is an ongoing pivotal study of Sofi-cel for Relapsed or Refractory T-Cell ALL/LBL in Pediatric and Adult Patients. As part of the nonrefundable upfront license fee paid by Wugen, the Company received shares of Wugen common stock as non-cash consideration. The Company continues to hold these shares as of December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2025:

	Years Ended December 31,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$2,797,370	$3,069,364	$271,994	10%
Manufacturing and materials	1,425,734	354,705	(1,071,029)	(75)%
Preclinical expenses	859,701	930,899	71,198	8%
Clinical trials	558,215	470,592	(87,623)	(16)%
Other expenses	747,974	617,324	(130,650)	(17)%
Total research and development expenses	$6,388,994	$5,442,884	$(946,110)	(15)%

Research and development expenses decreased by $1.0 million, or 15%, from $6.4 million for the year ended December 31, 2024 to $5.4 million for the year ended December 31, 2025. This decrease was primarily attributable to decreased expenses for manufacturing and materials.

Salaries, benefits and related expenses increased by $271,994, or 10%, from $2.8 million for the year ended December 31, 2024 to $3.1 million for the year ended December 31, 2025. This increase was primarily attributable to the suspension of the Wugen license in the second quarter of 2025, which included suspension of the $500,000 annual reimbursement of research and development expenses. As a result, the Company received $62,500 in reimbursements from Wugen for the year ended December 31, 2025. The increase in salaries and related taxes for the year ended December 31, 2025 was partially offset by decreases of $57,799 in employee benefits and $13,182 in expenses for stock-based compensation. The Company had a staff reduction in May 2024, and continues to operate with the reduced headcount.

Manufacturing and materials expenses decreased by $1.1 million, or 75%, from $1.4 million for the year ended December 31, 2024 to $354,705 for the year ended December 31, 2025. For the year ended December 31, 2024, costs were primarily attributable to the production of a high-expressing cell line of HCW9101, an internally-developed affinity ligand used in our manufacturing processes. For the year ended December 31, 2025, expenses for manufacturing and materials primarily attributable to the production of HCW9101 and ancillary costs, such as storage and insurance for drug supply that was already manufactured and ready for future use.

Expenses associated with preclinical activities increased by $71,198, or 8%, from $859,701 for the year ended December 31, 2024 to $930,899 for the year ended December 31, 2025. For the year ended December 31, 2024, we launched our new TRBC drug discovery and development platform in the fourth quarter. In the second half of the end ended December 31, 2024, we completed IND-enabling studies for the IND application for HCW9302, to seek authorization for a clinical study to evaluation HCW9302 in patient with an autoimmune disease. For the year ended December 31, 2025, preclinical studies were performed to develop the data to base the selection of lead product candidates for our TRBC-based clinical development programs. The increase was primarily attributable to increases of $159,645 for additional studies conducted with our collaborators and $107,383 in the cost of experimental material for those studies, partially offset by a decline of $195,830 for drug testing costs.

Expenses associated with clinical trials, including patient fees, ancillary studies, clinical site operating expenses, professional fees related to regulatory filings and outside collaborations, decreased by $87,623, or 16%, from $558,215 for the year ended December 31, 2024 to $470,592 for the year ended December 31, 2025. For the year ended December 31, 2024, the Company completed two clinical studies to evaluate HCW9218 in cancer indications. These rights were transferred to ImmunityBio and its affiliates as a result of the Settlement and General Release reached in the third quarter of 2024. See Part I, Item 3. – “Legal Proceedings.” For the year ended December 31, 2025, the Company was cleared to begin its clinical trial to evaluate HCW9302 in patients with an autoimmune disease in the first quarter and we dosed the first patient in the third quarter. There are currently two active sites enrolling patients for this study, including The Ohio State University and James A. Haley Veterans’ Hospital.

Other expenses, which include overhead allocations, decreased by $130,650, or 17%, from $747,974 for the year ended December 31, 2024 to $617,324 for the year ended December 31, 2025. This decrease is primarily attributable to decreases of $120,193 in allocation for depreciation, $10,593 in general office and facilities related expenses and $5,513 in travel and travel-related expenses, which were partially offset by an increase of $8,198 in rent and occupancy costs.

General and Administrative Expenses

The following table summarizes our general and administrative expense for the years ended December 31, 2024 and 2025:

	Years Ended December 31,
	2024	2025	$ Change	% Change
Salaries, benefits and related expenses	$2,563,936	$2,784,753	$220,817	9%
Professional services	1,171,885	1,995,446	823,561	70%
Facilities and office expenses	654,996	433,288	(221,708)	(34)%
Accretion of fixed bonus upon maturity of Secured Notes	527,304	405,222	(122,082)	NM
Depreciation	254,407	237,005	(17,402)	(7)%
Rent expense	205,511	191,598	(13,913)	(7)%
Other expenses	1,438,410	1,653,969	215,559	15%
Total general and administrative expenses	$6,816,449	$7,701,281	$884,832	13%

General and administrative expenses increased by $884,832, or 13%, from $6.8 million for the year ended December 31, 2024 to $7.7 million for the year ended December 31, 2025. The increase is primarily attributable to the change in the activities at the Company for the year ended December 31, 2025, compared with the prior period. As of July 13, 2024, the Company, Dr. Wong, and ImmunityBio and its affiliates entered into a Settlement Agreement that is described in Part I, Item 3. – “Legal Proceedings.” The Settlement Agreement eliminated the uncertainty of the outcome of the previously disclosed Arbitration proceedings and provided clarity for the future direction and emphasis of our clinical development strategy. After the Settlement Agreement, there was marked increase in activities related to regaining compliance for Nasdaq listing rules, strengthening internal controls over financing reporting and raising capital for the relaunch of the Company’s clinical development and business development programs. Thus, professional fees increased for the year ended December 31, 2025 when compared to the prior year.

Salaries, benefits and related expenses increased by $220,817, or 9%, from $2.6 million for the year ended December 31, 2024 to $2.8 million for the year ended December 31, 2025. The increase is primarily attributable to an increases of $186,337 in salaries and related taxes and $298,159 due to the waiver of a performance-based bonus by officers in the second quarter of 2024, partially offset by decreases of $227,207 in expense for stock-based compensation and $15,028 in employee benefits. There were no bonus payments to officers for the year ended December 31, 2025.

Professional fees increased by $823,561, or 70%, from $1.2 million for the year ended December 31, 2024 to $2.0 million for the year ended December 31, 2025. These expenses were incurred during the normal course of business, and include legal fees for corporate activities, fees incurred in prosecuting patents, as well as audit, tax and advisory fees. The increase is primarily attributed to an increase of $143,701 in corporate legal fees and $656,798 for other professional services. The increases in other professional services include increases of $188,979 for services and fees related to regaining compliance with Nasdaq listing rules; $171,380 for audit fees, reflecting change in auditors on September 20, 2024 and the complexity of financial transactions for the year ended December 31, 2025; $149,955 for technical advisors needed to bolster our resources and address weaknesses in internal controls over financial reporting; and $60,480 for the services of an interim controller.

Facilities and office expenses decreased by $221,708, or 34%, from $654,996 for the year ended December 31, 2024 to $433,288 for the year ended December 31, 2025, primarily due to decreases of $240,138 for software licenses and services needed for active clinical trials and $9,880 for janitorial and disposal services.

For the year ended December 31, 2024, there was $527,304 in accretion for the fixed bonus payment for Senior Notes issued during 2024. As of October 31, 2024, the Company received approximately $6.9 million from the issuance of Secured Notes. The terms of the Senior Notes were amended in the third quarter of 2024, adding the provision for the fixed bonus payment if the Senior Notes are held to Maturity.

For the year ended December 31, 2025, there was $405,222 in accretion for the fixed bonus payment for Senior Notes. In May 2025, as part of the Nasdaq Compliance Plan, the Company entered into the Second Amendment to its Secured Note in which certain Secured Note noteholders agreed to restructure their Secured Notes. At the time of the restructuring, the net carrying amount of the restructured Secured Notes was $7.4 million including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. On May 7, 2025, the Company extinguished $7.4 million of debt through the issuance of 253,083 shares of Common Stock, warrants to purchase 126,540 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in Wugen. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Other expenses increased by $215,559, or 15%, from $1.4 million for the year ended December 31, 2024 to $1.7 million for the year ended December 31, 2025. The increase is primarily due to increases of $190,361 for financing costs which includes expenses related to registering the shares underlying the SEPA, as required by the terms of our agreement, and commissions earned on sale of shares of Common Stock under the SEPA and $134,744 increase in property and casualty insurance, partially offset by decreases of $77,737 in other insurance costs and $23,592 in travel-related expenses.

Legal Expenses (Recoveries), Net

For the year ended December 31, 2024, the Company incurred $15.9 million in legal expenses in connection with the Arbitration. The Arbitration was settled on July 13, 2024, and the Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024. For the year ended December 31, 2025, the Company received a $2.0 million insurance reimbursement for fees incurred in connection with the defense of Dr. Hing C. Wong, and incurred $529,191 in legal expenses in connection with the Arbitration. Prospectively, we anticipate we will incur some expenses for costs of remaining in compliance with the terms of the Settlement Agreement.

Interest Expense

The Company paid $280,794 and $366,358 in cash for interest for the years ended December 31, 2024 and 2025, respectively, related to the 2022 Loan. Interest was expensed in both periods.

For the years ended December 31, 2024 and 2025, the Company recognized an interest expense of $350,343 and $235,303, respectively, related to the Secured Notes.

For the year ended December 31, 2025, Company recognized $64,722 of accretion expense for the Secured Promissory Note and $86,516 of interest expense related to the EirGenix settlement agreement.

For the years ended December 31, 2024 and 2025, the Company recognized $10,367, for the amortization of debt issuance costs related to the 2022 Loan included within Interest expense on the audited statements of operations.

For the years ended December 31, 2024 and 2025, the Company recognized other costs of $12,780 and $81,785, respectively.

Change in Fair Value of Investment

The Company recognized a $273,422 loss due to the change in fair value of the investment in Wugen shares for year ended December 31, 2025. The decrease in fair value resulted from dilution of the Company’s ownership interest following Wugen’s issuance of preferred stock in a capital raise during the year ended December 31, 2025. There was no change in fair value of the investment in Wugen shares in the comparable period in 2024. The net change in fair value was recognized through earnings on the accompanying audited statement of operations for the year ended December 31, 2025.

Change in Fair Value of Investment and Contingent Liability

The Company recognized a $1.1 million gain due to the change in fair value of the contingent liability for year ended December 31, 2025. There was no change in fair value of the contingent liability in the comparable period in 2024. The net change in fair value was recognized through additional paid in capital during conversion on the accompanying audited statement of equity (deficit) and earnings on the accompanying audited statement of operations for the year ended December 31, 2025.

Loss on Sale of Put Shares

For the year ended December 31, 2025, the Company recognized $263,974 for a loss on the sale of put shares, related to the 600,000 shares sold using the Company’s SEPA. The Company entered the SEPA agreement in the first quarter of 2025.

Other Income, Net

Other income, net had a de minimis decrease of $18,614, from $86,990 for the year ended December 31, 2024 to $68,376 for the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, the Company had $2.0 million in cash and cash equivalents, including money market investments, and as a result, there was substantial doubt over whether the Company had sufficient capital to operate for the next twelve months from the issuance date of this Annual Report. We considered elements of our financing plan that were probable and likely to be implemented within the next year. While we have already begun to successfully execute our financing plan, including raising $16.3 million for the year ended December 31, 2024 and $11.5 million for the year ended December 31, 2025. In addition, during year ended December 31, 2025, the Company strengthened our balance sheet by extinguishing $7.7 million of debt through restructuring and conversion to equity, including restructuring $7.4 million of Secured Notes and accumulated accretion of a fixed bonus payable upon Maturity Date and converting $270,000 of unsecured promissory notes according to the terms in the agreement, as well as entering settlement agreements with vendors regarding past due amounts owed which resulted in reducing accounts payable by $5.5 million as of December 31, 2025.

In addition to equity financings, we also use business development transactions as a key strategy in our financing plan. We continuously assess our product portfolio, especially when milestones are achieved, to determine the optimal approach to continuing with clinical development. Since the inception of the Wugen License in December 2020, the Company has recognized cumulative revenues of $16.2 million. During the year ended December 31, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, including Wugen’s clinical trial due diligence obligations and its obligation to pay $500,000 annually to reimburse the Company for certain research and development expenses. The suspension will run for a period of one year from the effective date and will end on May 29, 2026. During the suspension, the Company has the exclusive right to seek alternate licensees and terminate the license in order to enter other business development transactions related to the ex vivo rights of licensed molecules. We are actively engaged in discussions with several large biologics manufacturing companies with interest in a license for these molecules.

For the year ended December 31, 2025, the Company raised $11.5 million in gross proceeds in the following transactions:

•
On May 15, 2025, the Company closed on a $5.0 million financing with single institutional investor, who is an existing stockholder of the Company, the Company sold units consisting of Common Stock and Pre-funded Warrants with an accompanying two Common Stock Warrants, each of which could purchase one share of Common Stock. Each unit was valued at $7.45 per unit. The Company issued 158,000 shares of the Company’s Common Stock and (ii) Pre-funded Warrants to purchase up to 513,140 shares of the Company’s Common Stock in a follow-on public offering. The Company also issued warrants to purchase up to an aggregate of 1,342,280 shares of Common Stock for $7.45 per share. The Pre-funded Warrants issued in this transaction have all been exercised as of December 31, 2025. See Note 7. Sale of Common Stock and Warrants.
•
On November 20, 2025, the Company entered into a warrant inducement agreement with a single institutional investor, who is an existing stockholder of the Company, for the immediate exercise of certain outstanding warrants that the Company issued on November 20, 2024 (the “November 2024 Warrants”) and May 15, 2025 (the “May 2025 Warrants”), respectively. The gross proceeds from the exercise of the warrants were approximately $4.0 million. Pursuant to a warrant inducement agreement, the Investor agreed to a reduced exercise price of the outstanding November 2024 Warrants and May 2025 Warrants to an amended exercise price of $2.66, and to exercise the outstanding November 2024

Warrants to purchase an aggregate of 167,925 shares of the Company’s Common Stock and the outstanding May 2025 Warrants to purchase an aggregate of 1,342,280 shares of the Company’s Common Stock, at the amended exercise price of $2.66. In consideration for the immediate exercise of the existing warrants, the Company also agreed to issue to the investor unregistered warrants to purchase an aggregate of 3,020,410 shares of the Company’s Common Stock with an exercise price of $2.41 per share (the “New Warrants”). The New Warrants will be immediately exercisable and will expire on the five and one-half year anniversary of the original issuance date. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the New Warrants. See Note 7. Sale of Common Stock and Warrants.
•
Under the Standby Equity Purchase Agreement (“SEPA”), the Company issued 600,000 shares of Common Stock and raised $2.5 million in gross proceeds during the year ended December 31, 2025. On February 20, 2025, the Company entered into an Equity Purchase Agreement, which qualified as a SEPA, and a related Registration Rights Agreement with Square Gate Capital Master Fund, LLC - Series 4 (“Square Gate”), pursuant to which the Company will have the right, but not the obligation, to sell to Square Gate, and Square Gate will have the obligation to purchase from the Company, up to $20.0 million (the “Maximum Commitment Amount”) worth of the Company’s shares of Common Stock, at the Company’s sole discretion, over the next 36 months (the “Put Shares”), subject to certain conditions precedent and other limitations. On April 16, 2025, the SEC declared a registration statement effective to register shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement. On August 14, 2025, the parties agreed to amend the SEPA to allow for intraday trading. See Note 8. Standby Equity Purchase Agreement.

Subsequent to the year ended December 31, 2025, the Company raised $5.0 million in gross cash proceeds in the following transactions:

•
On February 19, 2026, the Company completed a $1.5 million follow-on public offering, before offering costs, in which it issued 2,477,292 Units, which consisted of one share of Common Stock or Pre-funded Warrants that may be exercised for one shares of Common Stock in lieu thereof, and one Common Stock Warrant that may be exercised for one share of Common Stock, to a single, existing institutional investor. See Note 7. Sale of Common Stock and Warrants.
•
As of March 16, 2026, we received the full payment of the upfront licensing fee for the exclusive worldwide license for HCW11-006, a preclinical molecule, from Trimmune. The Company received $3.5 million in gross proceeds, or $2.9 million net of taxes. In addition to the cash portion of the upfront license fee, before taxes, the Company also received a minority co-founder equity interest in Trimmune. For additional consideration, Trimmune has an option to license the exclusive China rights for HCW9302, the Company’s clinical-stage molecule currently being evaluated for the treatment of an autoimmune disorder.

An important part of the Company’s future financing plans is the ability to access the public markets for the sale of securities. This requires that the Company remain in compliance with all Nasdaq Listing Rules. The Company was granted hearings with the Nasdaq Hearing Panel to present its Nasdaq Compliance Plan (“Compliance Plan”).

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

On January 7, 2026, the Company received written notice from the Listing Qualifications Staff that as of December 31, 2025, the Company was compliant with all listing rules, in particular, Listing Rule 5550(b)(1), or the Equity Rule, to achieve and maintain a minimum balance of $2.5 million in stockholders’ equity. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. On March 26, 2026, the Company received a written notice from the Staff which notified the Company that, for the 30 consecutive business days, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Due to the fact that the Company effected a 1-for-40 reverse stock split on April 11, 2025, the Company was not afforded a 180-calendar day period to demonstrate compliance. The Company plans to request an appeal of this determination in a timely manner.

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

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. In the accompanying audited balance sheet, as of December 31, 2024, the Company had a balance of $13.5 million due for legal fees incurred as a result of mounting a defense for the Company and Dr. Hing C. Wong, our Founder and Chief Executive Officer. In January 2025, the Company received a $2.0 million insurance payment which was used to offset obligations for Dr. Wong’s legal fees. On December 30, 2025, the Company entered a settlement agreement with Cooley LLP (“Cooley”) related to the remaining balance of $7.5 million still outstanding for the payment of legal fees incurred in connection the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $6.0 million in gross proceeds or August 31, 2026. After this settlement, as of December 31, 2025, the Company has a liability of $6.2 million for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix Inc. related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million, of which the Company paid $620,000 on March 3, 2026 and will pay an additional $620,000 on or before April 30, 2026.

The Company owns a property which we are renovating to create offices, laboratories, and a biologics manufacturing facility to produce clinical trial quantities of material to serve our needs, the needs of our licensees, and other small clinical-stage immunotherapeutic companies. We are actively seeking financing to complete this project. On August 15, 2022, the Company entered into a loan and security agreement (the “2022 Loan Agreement”) with Cogent Bank, pursuant to which it received $6.5 million in proceeds to purchase our property at which the Company planned to build a facility to manufacture biologics and upgrade its research laboratory facilities. The loan is secured by a first priority lien on the property. As of December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with construction. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements; however, as of the reporting date, the lender has not elected to do so. As of December 31, 2025, the Company has reported the balance $6.2 million for this loan as Short-term debt, net. As discussed below, on October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure mechanics liens.

As of December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I”), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company responded in a timely manner. The cases have been consolidated, and a Case Management conference was held. On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 in installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026. There was no gain or loss on the settlement with B&I.

On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had negotiations to come to terms on a forbearance agreement to provide additional time for the Company to comply with the demands Cogent Bank made in the demand letter.

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

Summary of Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2025:

	Years Ended December 31,
	2024	2025
Cash used in operating activities	$(14,227,428)	$(13,391,617)
Cash (used in) provided by investing activities	(261,617)	—
Cash provided by financing activities	15,568,516	10,669,509
Net decrease in cash and cash equivalents	$1,079,471	$(2,722,108)

Operating Activities

Net cash used in operating activities was $14.2 million for the year ended December 31, 2024 and $13.4 million for the year ended December 31, 2025.

Cash used in operating activities for the year ended December 31, 2024 consisted primarily of a net loss of $30.0 million, which includes $15.9 million of legal expenses related to legal proceedings and a $1.3 million loss related to a misdirection of funds resulting from the Company being a victim of criminal activity. Cash provided by operating activities included an $11.9 million increase resulting from the increase of accounts payable and other liabilities; a $1.0 million increase resulting from a decrease in accounts receivable; and an $831,622 increase related to a decrease in prepaid expenses and other assets. Adjustments for noncash changes also gave rise to an increase in cash from operating activities, including increases of $1.2 million for depreciation, amortization and accretion and a $1.0 million from unrealized losses.

Cash used in operating activities for the year ended December 31, 2025 consisted primarily of net loss for the period of $8.0 million, including a $1.5 million impairment on a long-lived assets, a gain on the extinguishment of liability related to arbitration legal fees of $5.5 million, a decrease in accounts payable of $3.5 million and an adjustment for the change in fair value of a contingent liability in the amount of $1.1 million. Cash provided by operating activities include $1.0 million in depreciation and accretion expense, $768,623 for stock-based compensation, $150,000 for a Commitment Fee paid in shares of the Company’s Common Stock, $273,422 for the change in fair value of investments, $263,974 for a loss on the sale of Put Shares issued under the provisions of the SEPA and $692,015 net decrease in accounts receivable, prepaid expenses and other assets.

Investing Activities

For the year ended December 31, 2024, cash used in investing activities was $261,617, consisting of cash used for construction of our new headquarters and manufacturing facility. There was no cash used in or provided by investing activities for the year ended December 31, 2025.

Financing Activities

For the year ended December 31, 2024, cash provided by financing activities was $15.6 million, consisting of $6.5 million of cash provided through the issuance of Common Stock, $6.9 million of cash provided through the issuance of Secured Notes, $2.9 million of cash provided through the issuance of Common Stock Warrants, partially offset by $119,398 of cash used for debt repayment and $638,045 of cash used for issuance costs for Common Stock and Common Stock Warrants.

For the year ended December 31, 2025, cash provided by financing activities was $10.7 million, consisting of gross proceeds of $5.5 million of cash provided through the issuance of Common Stock, $2.5 million from the sale of Common Stock under the Company’s Standby Equity Purchase Agreement, $3.8 million of cash provided through the issuance of Pre-funded Warrants and $150,000 in gross proceeds upon the issuance of a promissory note, partially offset by $127,623 of cash used for debt repayment and $1.2 million of cash used for issuance costs for Common Stock and Pre-funded Warrants.

Noncash Transactions

During the year ended December 31, 2025, there were significant noncash transactions. The Company restructured and extinguished $7.4 million of Secured Notes and accumulated accretion for a fixed bonus payable upon Maturity Date, in exchange for shares of Common Stock, warrants to exercise for Common Stock, and the right to receive proceeds upon the liquidation or sale of a portion of the Company’s shares of Wugen common stock. Because this was a transaction with related parties, the $3.5 million gain from restructuring was recorded to additional paid-in capital for the year ended December 31, 2025.

Also during this period, the Company closed on financing transactions with an existing investor, giving rise to a dividend to an investor as a result of the difference between gross proceeds from the transactions and the fair value of securities issued. These transactions consisted of a $5.0 million equity financing, which included the repricing of previously issued warrants, and a $4.0 million warrant inducement transaction, which involved repricing existing warrants and exercise of those warrants at the new price, as well as issuance of additional warrants to purchase the Company’s Common Stock. The Company estimated the fair value of the securities issued and repriced warrants was $23.3 million for both transactions. The difference between the gross proceeds and fair value was recognized as an equity dividend to investor of $14.3 million, which the Company recorded in additional paid-in capital as of December 31, 2025.

Contractual Obligations and Commitments

The Company has a non-cancellable operating lease agreements related to our facilities in Miramar, Florida. Effective on March 1, 2022, we entered into a lease extension for our current location for a period of two years, ending February 29, 2024. On January 30, 2024, we entered into a new one-year lease for the same location, effective on March 1, 2024. On January 27, 2025, we entered into a Lease Modification and Extension Agreement for a one-year lease for the same location, effective on March 1, 2025. On February 2, 2026, we entered a Lease Modification and Extension Agreement for a one-year lease, effective on March 1, 2026.

We have commitments with a third-party manufacturing organization to supply us with clinical grade materials. As of December 31, 2025, we are under contract for obligations of $396,100 that we expect to pay during the year ending December 31, 2026. In the normal course of business, we enter into contracts for non-clinical studies, preclinical testing, and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancellable obligations under these agreements are not material.

Cogent Loan Agreement

On August 15, 2022, we entered into a loan and security agreement with Cogent Bank to partially fund our purchase of the property that will become our new headquarters. The agreement provides for a term loan of up to $6.5 million. Amounts outstanding on the term loan will accrue interest at a fixed rate per annum equal to 5.75%. We were obligated to make interest-only payments on the term loan from September 2022 through August 2023 and principal and interest payments in 47 equal monthly installments, based on a 25-year amortization schedule, commencing September 15, 2023 followed by one final balloon payment of all remaining principal, interest and fees due on the maturity date of August 15, 2027. Our obligations under the agreement are secured by, among other things, a mortgage on our new corporate headquarters and related real property. As of December 31, 2025, $6.2 million was outstanding under the term loan and we were in current in our interest and principal payments. In accordance with the terms of our loan and security agreement, the Company maintains an account at Cogent Bank as security, with a balance sufficient for the payment of interest, principal and insurance costs for a period of 90 - 120 days.

On October 24, 2025, Cogent Bank notified the Company in written demand pursuant to Section 7.2(3) of the Loan Agreement requiring the Company cure the mechanics liens no later than thirty (30) days. The demand required the Company to (i) satisfy and discharge all the Claims of Lien and record appropriate satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolve all pending litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had negotiations to come to terms on a forbearance agreement to provide additional time for the Company to comply with the demands Cogent Bank made in the demand letter.

Settlement Agreements for Payment of Past Due Amounts

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. As of December 31, 2024, the Company had a balance of $13.5 million due for legal fees incurred as a result of mounting a defense for the Company and our Chief Executive Officer. In January 2025, the Company received a $2.0 million insurance payment which was used to offset obligations for legal fees for Dr. Hing C. Wong, our Chief Executive Officer. On December 30, 2025, the Company and Dr. Wong entered a settlement agreement with Cooley LLP (“Cooley”) related to a past due obligation arising from legal fees incurred in connection the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026.

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix Inc. related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million if the amount was paid in full by April 30, 2026. The Company paid $620,000 on March 3, 2026.

On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 in installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026.

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
•
Level 2: Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and
•
Level 3: Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Investments

As part of its financing strategy, the Company may enter into licensing or collaboration agreements under which it receives consideration in the form of a minority equity interest in a counterparty, in lieu of or in addition to cash payments. These financial instruments are presented within Investments in the accompanying audited balance sheets.

When consideration is an equity interest in a private entity whose equity has limited marketability with no readily determinable fair value and for which the Company does not have significant influence over the investee, the Company measures the equity interest using the measurement alternative, at cost less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer (ASC Topic 321, Investments - Equity Securities), unless the fair value method is otherwise elected. If the Company elects to measure an equity security at fair value, the entity shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure those securities at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. See Note 3. Fair Value of Financial Instruments.

In the period ended June 30, 2025, the Company elected to account for its Wugen common shares at fair value. The Company utilized a valuation report that used the adjusted enterprise valuation method to fair value the Wugen common shares, which is considered a Level 3 input. Management believes the valuation assumptions used are reasonable and appropriate for estimating the carrying value of the Wugen investment and the corresponding change in fair value recognized in earnings. The fair value of the Wugen common shares is also used to fair value the contingent liability the Company recognizes for rights granted to converting noteholders to a portion of the proceeds received in the liquidation or sale of the Wugen shares.

During the year ended December 31, 2025, Wugen has its first closing for a Series C Preferred Stock equity offering. While this closing was completed with only existing investors and was not widely marketed, we considered that these parties invested nearly $100.0 million through the purchase of shares in cash to through conversion of debt. In addition, they are sophisticated investors who are market participants with knowledge of the life sciences industry as well as Wugen. Therefore, we considered this first closing of the Series C Preferred Stock equity offering to be an orderly transaction. Wugen may have subsequent closings for this offering in the future, at which time the Company will assess the impact on our investment in Wugen common shares. During the period, the Company utilized a combination of valuation techniques, consisting of adjusted enterprise valuation method and the backsolve method (based on the capital raise described above) to estimate the fair value. Wugen is a private company, and we have a limited amount of information available to us. We are aware of the sensitivity of the backsolve method to the quality of inputs, which can sometimes be subjective, especially when relying on a single recent funding event. To mitigate the risks of using a backsolve valuation approach, the Company used the adjusted enterprise valuation method in combination with the backsolve method.

The Company concluded that the fair value of the Wugen investment is $1.3 million and recognized an unrealized net loss of $273,422 as of December 31, 2025. The Company also concluded the fair value of the related contingent liability for the rights to proceeds from the sale or liquidation of Wugen shares is $692,531 and recognized an unrealized net gain of $1.1 million as of December 31, 2025. A portion of the change in fair value of the contingent liability was recorded in additional paid-in capital upon conversion of the Secured Notes.

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

Inputs noted above are not all inputs into a fixed for fixed option pricing model, thus the individual draw issuances are not eligible for equity classification in accordance with ASC Subtopic 815-40, Derivatives and Hedging— Contracts in Entity’s Own Equity (“Subtopic 815-40”), and therefore an asset or liability will be recorded and marked to market while the financial instrument is outstanding. Upon settlement of the financial instruments, the Company should recognize the following amounts in earnings:

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
•
Dividend yield—The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on our Common Stock.

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

As of December 31, 2024 and 2025, we had available federal net operating loss (“NOL”) carryforwards of $62.2 million and $70.0 million, respectively. We also had available state NOLs carryforwards of approximately $62.3 million and $70.2 million, as of December 31, 2024 and 2025, respectively. The federal and state NOLs will carryforward indefinitely. The federal NOLs are available to offset 80% of taxable income for state taxes for tax years starting after 2020. In addition, we had federal research and development credits carryforwards of $1.5 million and $1.7 million, as of December 31, 2024 and 2025, respectively. These credits are available to reduce future federal income taxes, if any, and carryforwards expire from 2038 through 2045 and are subject to review and possible adjustment.

Under Sections 382 and 383 of the Code, substantial changes in our ownership may limit the amount of NOL and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state NOL carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. We have not completed a Section 382/383 analysis under the Code regarding the limitation of NOL and credit carryforwards. If a change in ownership were to have occurred, the annual limitation may result in the expiration of credits before utilization.

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

Years ended December 31, 2024 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of HCW Biologics Inc.

Miramar, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HCW Biologics Inc (the "Company") as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, negative working capital and the need for funding to support its operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Indianapolis, Indiana

March 31, 2026

HCW Biologics Inc.

Balance Sheets

	December 31,	December 31,
	2024	2025

ASSETS
Current assets:
Cash and cash equivalents	$4,674,572	$1,952,464
Accounts receivable, net	582,201	32,175
Prepaid expenses	328,181	222,156
Other current assets	113,528	77,564
Total current assets	5,698,482	2,284,359
Investments	1,599,751	1,326,329
Property, plant and equipment, net	22,909,869	20,880,849
Other assets	28,476	28,476
Total assets	$30,236,578	$24,520,013
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$22,332,261	$13,143,394
Accrued liabilities and other current liabilities	981,940	1,110,104
Short-term debt, net	6,314,684	6,809,215
Total current liabilities	29,628,885	21,062,713
Debt, net	7,377,865	—
Contingent liability - related party	—	692,531
Total liabilities	37,006,750	21,755,244
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 1,113,532 shares issued at December 31, 2024; 250,000,000 shares authorized and 3,279,812 shares issued at December 31, 2025	111	328
Additional paid-in capital	93,785,854	111,280,287
Accumulated deficit	(100,556,137)	(108,515,846)
Total stockholders’ equity (deficit)	(6,770,172)	2,764,769
Total liabilities and stockholders’ equity (deficit)	$30,236,578	$24,520,013

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Operations

	Years Ended December 31,
	2024	2025
Revenues:
Revenues	$2,566,792	$54,232
Cost of revenues	(1,607,389)	(43,386)
Net revenues	959,403	10,846

Operating expenses:
Research and development	6,388,994	5,442,884
General and administrative	6,816,449	7,701,281
Legal expenses (recoveries), net	15,910,480	(1,470,809)
Impairment of long-lived asset	—	1,500,000
Nonoperating loss	1,300,000	—
Total operating expenses	30,415,923	13,173,356
Loss from operations	(29,456,520)	(13,162,510)
Interest expense	(654,284)	(845,051)
Change in fair value of investment	—	(273,422)
Change in fair value of contingent liability	—	1,055,826
Loss on sale of put shares	—	(263,974)
Gain on extinguishment of liability	—	5,461,046
Other income, net	86,990	68,376
Net loss	$(30,023,814)	$(7,959,709)
Equity dividend to investor	—	(14,338,993)
Net loss attributable to Common Stockholders	$(30,023,814)	$(22,298,702)
Net loss per share, basic and diluted	$(30.96)	$(10.63)
Weighted average shares outstanding, basic and diluted	969,825	2,097,701

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2024	900,628	$90	$83,993,950	$(70,532,323)	$13,461,717
Issuance of Common Stock upon exercise of stock options	336	—	2,444	—	2,444
Issuance of Common Stock upon equity subscription	44,643	5	2,500,001	—	2,500,006
Issuance of Common Stock	104,000	10	2,452,655	—	2,452,665
Issuance of warrants	—	—	4,465,588	—	4,465,588
Exercise of pre-funded warrants	63,925	6	250	—	256
Issuance cost of Common Stock	—	—	(226,201)	—	(226,201)
Issuance costs of Common Stock warrants	—	—	(411,844)	—	(411,844)
Stock-based compensation	—	—	1,009,011	—	1,009,011
Net loss	—	—	—	(30,023,814)	(30,023,814)
Balance, December 31, 2024	1,113,532	$111	$93,785,854	$(100,556,137)	$(6,770,172)
Issuance of Common Stock (1)	727,447	73	4,496,855	—	4,496,928
Issuance of pre-funded warrants	—	-	4,207,718	—	4,207,718
Issuance of Common Stock warrants	—	-	14,948,620	—	14,948,620
Exercise of pre-funded warrants	513,140	51	-	—	51
Issuance cost of Common Stock	—	-	(269,680)	—	(269,680)
Issuance cost of Common Stock warrants	—	-	(712,453)	—	(712,453)
Issuance cost of pre-funded warrants	—	-	(227,646)	—	(227,646)
Equity dividend to investor	—	-	(14,338,993)	—	(14,338,993)
Issuance of Common Stock upon exercise of stock options	205	-	1,654	—	1,654
Issuance of Common Stock to Square Gate	9,616	1	149,999	—	150,000
Issuance of Common Stock under Standby Equity Purchase Agreement	600,000	60	2,804,845	—	2,804,905
Issuance of Common Stock to extinguish restructured debt	253,083	25	1,774,087	—	1,774,112
Issuance of Common Stock warrants to extinguish restructured debt	—	-	544,249	—	544,249
Gain on conversion of debt with related parties	—	-	3,346,562	—	3,346,562
Stock-based compensation	—	-	768,623	—	768,623
Adjustment for reverse stock split	62,789	7	(7)	—	—
Net loss	—	-	-	(7,959,709)	(7,959,709)
Balance, December 31, 2025	3,279,812	$328	$111,280,287	$(108,515,846)	$2,764,769

(1) Represents the aggregate fair value of 1,704,447 shares of common stock, which includes 727,447 shares that have been issued and 977,000 shares held in abeyance (See Note 7 - Sale of Common Stock Warrants).

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Statements of Cash Flows

	Years Ended December 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(30,023,814)	$(7,959,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	1,184,389	1,041,771
Stock-based compensation	1,009,011	768,623
Commitment fee	—	150,000
Change in fair value of investment	—	273,422
Change in fair value of contingent liability	—	(1,055,826)
Gain on extinguishment of liability	—	(5,461,046)
Loss on sale of put shares	—	263,974
Loss on conversion of debt with related parties	—	(131,135)
Impairment of long-lived asset	—	1,500,000
Changes in the carrying amount of right-of-use asset	(418)	—
Changes in operating assets and liabilities:
Accounts receivable	953,556	550,026
Prepaid expenses and other assets	831,622	141,989
Accounts payable and other liabilities	11,874,767	(3,473,706)
Operating lease liability	(56,541)	—
Net cash used in operating activities	(14,227,428)	(13,391,617)
Cash flows from investing activities:
Purchases of property and equipment	(261,617)	—
Net cash used in investing activities	(261,617)	—
Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	6,462,834	5,493,086
Proceeds from issuance of Common Stock under SEPA, net	—	2,540,931
Proceeds from issuance of pre-funded warrants, net	—	3,822,894
Proceeds from Common Stock warrants	2,958,125	-
Proceeds from issuance of debt	6,905,000	150,000
Issuance costs for Common Stock, pre-funded warrants, and Common Stock warrants	(638,045)	(1,209,779)
Debt repayment	(119,398)	(127,623)
Net cash provided by financing activities	15,568,516	10,669,509
Net increase (decrease) in cash and cash equivalents	1,079,471	(2,722,108)
Cash and cash equivalents at the beginning of the period	3,595,101	4,674,572
Cash and cash equivalents at the end of the period	$4,674,572	$1,952,464
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$569,770	$601,661
Noncash investing activities:
Capital expenditures accrued, but not yet paid	$2,010,478	$—
Purchases of property and equipment included in accounts payable	$829,207	$22,000
Noncash financing activities:
Extinguishment of restructured debt with related parties	$—	$7,440,462
Issuance of Common Stock, warrants and other rights upon extinguishment of restructured debt with related parties	$—	$3,962,766
Gain on extinguishment of debt with related parties	$—	$3,477,696
Equity dividend to investor	$—	$14,338,993

The accompanying notes are an integral part of these financial statements.

HCW Biologics Inc.

Notes to the Financial Statements

December 31, 2024 and 2025

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to support or treat diseases promoted by chronic inflammation. Our assets include both clinical-stage immunotherapeutics as well as commercial-ready proprietary compounds for use as reagents in the production of immunotherapeutics for the treatment of infectious diseases and cancer. The Company believes low-grade chronic inflammation is a significant contributing factor to several diseases and conditions, such as autoimmune disorders and other proinflammatory diseases such as neurodegenerative disease, cancer, and senescence-associated dysplasia. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

Reverse Stock Split

On March 31, 2025, at a Special Meeting of the Stockholders (the “Special Meeting”), the stockholders of the Company approved a reverse stock split of all outstanding shares of the Company’s common stock (“Common Stock”), and the Board approved a reverse stock split of the Common Stock at a final ratio of one-for-forty (1::40) (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m. Eastern Time on April 11, 2025. The Common Stock commenced trading on a reverse split-adjusted basis when the markets opened on April 11, 2025, under the existing trading symbol “HCWB.”

In addition to the Reverse Stock Split, the stockholders approved two other proposals at the Special Meeting: (1) use of the Company’s equity line of credit to raise up to $40.0 million through sales of shares of the Company’s Common Stock thereunder and (2) execution of the principal terms for the conversion of up to approximately $6.9 million of the outstanding principal of Secured Notes into shares of Common Stock. See Note 5. Debt -- Troubled Debt Restructuring of Secured Notes.

All authorized, issued, and outstanding shares of Common Stock, Preferred Stock, stock option awards, and per share data included in these audited financial statements have been recast to give retrospective effect to the adjusted authorized shares and Reverse Stock Split for all periods presented. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock or the rights and privileges of the holders of shares of Common Stock. Options, warrants and convertible securities outstanding immediately prior to the Reverse Stock Split were appropriately adjusted to reflect the Reverse Stock Split.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the Company’s audited financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2025, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products. During its development activities, the Company has sustained operating losses experienced negative operating cash flows and negative working capital position and expects to continue to incur operating losses for the foreseeable future. Since inception to December 31, 2025, the Company incurred cumulative net losses of $105.8 million.

For the year ended December 31, 2025, the Company has funded operations primarily through the sale of stock; issuance of Senior Notes; and revenues generated from the Company’s exclusive worldwide license with Wugen, Inc. (“Wugen”), pursuant to which Wugen licensed limited rights to develop, manufacture, and commercialize cell therapy treatments for cancer based on two of the Company’s internally-developed multi-cytokine fusion protein molecules, and its manufacturing and supply arrangement with Wugen. For the years ended December 31, 2024 and 2025, the Company recognized revenues generated from the supply of clinical and research grade material to Wugen of $2.6 million and $54,232, respectively. From inception on December 24, 2020 to December 31, 2025, the Company recognized over $16.2 million in revenue as a result of the Wugen license.

For the year ended December 31, 2025, the Company agreed to Wugen’s request to suspend the Wugen License for a period of one year, ending on May 29, 2026. Until the end of the term, the Company has the right to seek another licensee for the molecules HCW9206 and HCW9201, which were the subject of the Wugen license. During the period of suspension, Wugen plans to focus its ongoing pivotal clinical trials for its CAR-T clinical program. In January 2026, Wugen received a Breakthrough Therapy Designation from the U.S. Food and Drug Administration (“FDA”) for its investigational CAR-T cell therapy, Sofi-cel. Sofi-cel is an investigational, potential first-in-class, allogeneic, anti-CD7 CAR-T cell therapy currently under evaluation in a pivotal trial (T-RRex) for patients with relapsed or refractory (R/R) T cell acute lymphoblastic leukemia or T cell lymphoblastic lymphoma (T-ALL/LBL). Breakthrough Therapy Designation is intended to expedite the development and review of medicines for serious or life-threatening conditions with evidence of a substantial clinical improvement. Wugen plans to file a BLA in 2027. This therapy holds the potential to be the first approved “off-the-shelf” CART-T for T-cell malignancies. The Company continues to hold a significant number of shares of Wugen common stock.

On November 17, 2025, the Company and Trimmune entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original WY Biotech License to Trimmune. In accordance with the terms of the Trimmune License, the deal closing took place upon receipt of the upfront payment. On March 16, 2026, the Company received the full upfront license fee, which consisted of $3.5 million in gross proceeds, or $2.9 million net of taxes, and a transferable minority equity interest in Trimmune. See Note 18. Subsequent Events.

Pursuant to the terms of the Trimmune License, the Company retains a payment-free, milestone-free, and royalty-free option to recapture all rights to the development and commercialization of the licensed molecule for in vivo applications in the United States, Canada, Central America, and South America ( the “Opt-in Territory”) following completion of the Phase 1 clinical trial. Trimmune is responsible for funding all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization activities for the licensed molecule in its territory.

On December 30, 2025, the Company entered a settlement agreement with Cooley LLP (“Cooley”) related to legal fees incurred in connection the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. After this settlement, as of December 31, 2025, the Company has a liability of $6.2 million for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million if the amount was paid in full by April 30, 2026, but if the Company fails to do so, the entire $1.7 million plus interest and penalties will be due. The Company paid $620,000 on March 3, 2026. See Note 18. Subsequent Events.

Subsequent to the year ended December 31, 2025, the Company raised $5.0 million in gross cash proceeds. See Note 18. Subsequent Events. Proceeds were derived from the following transactions:

•
On February 19, 2026, the Company completed a $1.5 million follow-on public offering, before offering costs with an existing institutional investor.
•
As of March 16, 2026, we received the the upfront license fee from Trimmune, including $3.5 million before taxes.

As of December 31, 2025, the conclusion of a going concern assessment, before consideration of the Company’s financing plans, was that there is substantial doubt about the Company’s ability to continue as a going concern. The Company considered future elements of its financing plan that were probable and likely to be implemented within the next year to determine if financing activities currently underway are sufficient mitigate the substantial doubt in the going concern analysis, in addition to considering continued operating losses and the burden of obligations for expenses incurred in connection with past legal proceedings. The Company expects to complete other capital-raising transactions in 2026, with an emphasis on strategic investors and business development transactions. Management concluded that there were no mitigating circumstances which alleviated the substantial doubt over its ability to continue as a going concern. If the Company is not successful in raising additional capital through these activities, management intends to revise its business plan and reduce costs. If such revisions are insufficient, the Company may have to curtail or cease operations.

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

Reclassification of Prior Period Presentation of Legal Expenses

Certain prior period amounts have been reclassified to distinguish between General and administrative expenses in the ordinary course of business, primarily legal expenses incurred in connection with the Arbitration and Settlement Agreement described above in Liquidity and Going Concern. There is no effect on reporting results of operations from prior periods. Legal expenses related to the Arbitration are presented in Legal expenses (recoveries), net in the accompanying statements of operations.

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

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel immunotherapies for diseases promoted by chronic inflammation. The Company’s chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, our CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 16. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, the CODM regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at financial institutions, money market funds, and highly liquid investments with original maturities of three months or less.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820, Fair Value Measurement (“Topic 820”), establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

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

For the year ended December 31, 2025, the Company recognized revenues of $54,232. All of the Company's revenues were derived from the supply of clinical grade material to Wugen under the supply agreement between Wugen and the Company, as contemplated in the Wugen License. As of December 31, 2025, there was a balance of $32,175 in accounts receivable related to sales to Wugen on the accompanying audited balance sheets, which was collected as of the date of issuance of the Annual Report. Since December 24, 2020, the Company holds 2,174,311 shares of Wugen common stock, which were received as consideration for the Wugen License on December 24, 2020. Currently, these shares represent 1.61% equity ownership interest of Wugen, based on fully diluted, issued and outstanding shares as of December 31, 2025. The Company has not been able to realize any benefit from the sale of these shares, as they are not currently traded on any public market and thus have limited marketability. A portion of these shares have been pledged to certain noteholders as part of the terms for restructure debt or conversion. See Note 5. Debt - Troubled Debt Restructuring of Secured Notes.

The Company is highly dependent on a third-party manufacturer to supply drug products for its research and development activities of its programs, including clinical and non-clinical studies. To mitigate this risk, the Company endeavors to use multiple organizations for third-party manufacturing. These programs could be adversely affected by a significant interruption in the supply of such drug products. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. The Company has elected to use component depreciation for property, plant and equipment, which is permitted but not required under US GAAP. A long-lived asset may consist of several different and significant physical components.

A component is a tangible part or portion of property, plant and equipment that (a) can be separately identified as an asset and depreciated or amortized over its own separate expected useful life and (b) is expected to provide economic benefit for more than one year. If a component has an expected useful life that differs from the expected useful life of the asset to which it relates, the cost should be accounted for separately and depreciated or amortized over its separate expected useful life. The Company identifies the components at the time of the acquisition or construction of the long-lived asset. The total capitalized costs of the long-lived asset is allocated to components either on a specific identification basis or based on relative fair value.

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

The following table sets forth the estimated useful lives for property, plant and equipment:

Estimated Useful Lives
Building	39 years
Property	5 - 15 years
Laboratory equipment	5 years
Office equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of the lease term or life of the asset

Costs, such as repairs and maintenance, associated with replacing items not identified as a component are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. Impairments, if any, are recognized in earnings. There was a $1.5 million impairment to the group of assets that comprise the building project the Company has undertaken to build a manufacturing facility, upgraded laboratories, a vivarium and common areas. There was no impairment for the years ended December 31, 2024.

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

Revenue Recognition

The Company accounts for revenues in accordance with Topic 606. To determine revenue recognition for arrangements that fall within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer.

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

License Grants

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

Milestone and Contingent Payments

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

On June 18, 2021, the Company entered into a master services agreement (“MSA”) with Wugen for the supply of materials for clinical development of licensed products. Each of these transactions represents a single performance obligation that is satisfied over time. The Company recognizes revenue using an input method based on the costs incurred relative to the total expected cost, which determines the extent of the Company’s progress toward completion. As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgement to determine the progress towards completion. The Company reviews its estimate of the progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and makes revisions to such estimates, if facts and circumstances change during each reporting period. Any such revisions are recorded on a cumulative catch-up basis, noting no material revisions during the years ended December 31, 2024 and 2025. For each in process SOW, amounts are billed in the same quarter the costs are incurred.

For the years ended December 31, 2024 and 2025, the Company recognized revenues related to sale of development supply materials to Wugen of $2.6 million and $54,232, respectively.

Accounts Receivable, Net

Accounts receivable is presented in accordance the current expected credit losses (“CECL”) impairment model as required under FASB ASC 326, Financial Instrument - Credit Losses (“Topic 326”). The Company estimates a reserve for expected credit losses based on existing contractual payment terms, actual payment patterns of its customers, current and future economic and market conditions and individual customer circumstances. As of December 31, 2024 and 2025, the Company determined that a reserve for expected credit losses was not required. No accounts were written off during the periods presented.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s customer for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. There were no deferred revenue balances as of December 31, 2024 and 2025.

Investments

As part of its financing strategy, the Company may enter into licensing or collaboration agreements under which it receives consideration in the form of a minority equity interest in a counterparty, in lieu of or in addition to cash payments. These financial instruments are presented within Investments in the accompanying audited balance sheets.

When consideration is an equity interest in a private entity whose equity has limited marketability with no readily determinable fair value and for which the Company does not have significant influence over the investee, the Company measures the equity interest using the measurement alternative, at cost less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer (ASC Topic 321, Investments - Equity Securities), unless the fair value method is otherwise elected. If the Company elects to measure an equity security at fair value, the entity shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure those securities at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election. See Note 3. Fair Value of Financial Instruments.

For the year ended December 31, 2025, the Company elected to account for its Wugen shares, previously accounted for under the measurement alternative, at fair value as determined using financial valuation techniques and market information available. Further, the Company will remeasure the change in fair value of the Wugen shares, and related contingent liability, in subsequent reporting periods and recognize the change in earnings.

From time to time, the Company invests excess cash in U.S. Treasury bills and notes, which are classified as trading securities. As of December 31, 2024 and 2025, the Company had no short-term investments.

Operating Leases

The Company determines if an arrangement is a lease at inception. Unless the Company elects to use the practical expedient available under US GAAP lease accounting guidance, operating leases are included in Other assets, Accrued liabilities and Other current liabilities, and Other liabilities in the Company’s balance sheets. Operating lease Right of Use (“ROU”) assets and Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company has a lease agreement with lease and non-lease components, which are accounted for separately. For short-term leases with a term of one year or less, the Company adopts the practical expedient and does not record an ROU asset or lease liability for such short-term leases.

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

Accrued Research and Development Expenses

In order to properly record services that have been rendered but not yet billed to the Company, the Company reviews open contracts and purchase orders, communicates with personnel and estimates the level of service performed and the associated cost incurred for the service when has not yet been invoiced or otherwise notified of the Company of the actual cost. The majority of the Company’s service providers invoice monthly or quarterly in arrears for services performed or when contractual milestones are met. The Company makes estimates of accrued expenses as of each balance sheet date in financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and adjusts if necessary. Examples of accrued research and development expenses include amounts owed to clinical sites for clinical trial expenses, collaborators, toxicology testing, and other service providers in connection with research and development activities.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expenses in the statements of operations and expensed as incurred, since recoverability of such expenditures is uncertain.

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

Debt Issuance Costs

Debt issuance costs are presented in the balance sheets as a direct deduction from the carrying amount of the related debt and are amortized, using the effective interest method, as interest expense over the contractual life of the related debt.

Deferred Offering Costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly attributable to offering costs. For offerings expected to occur within 90 days, the deferred offering costs will be offset against the proceeds received upon the completion of the offering. Deferred offering costs will be recorded under Other noncurrent assets on the balance sheets. In the event an offering is terminated or the timing for completing the offering is uncertain, all of the deferred offering costs will be expensed within the Company’s statements of operations in the reporting period in which the determination is made.

Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with applicable guidance prescribed by FASB issued ASC 740, Income Taxes (“Topic 740”). Topic 740 requires that the deferred tax consequences of temporary differences between the amounts recorded in the financial statements and the amounts included in the federal and state income tax returns to be recognized in the balance sheets.

The Company makes judgments regarding the realizability of its deferred tax assets. The balance sheet carrying value of its deferred tax assets is based on whether the Company believes it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

The Company’s tax positions may be subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2024 and 2025, and has not recognized interest or penalties in its statements of operations for the years ended December 31, 2024 and 2025.

Tax Credit Receivable

The Company may be eligible for research and development credits for its research and development activities, in accordance with Internal Revenue Code (“I.R.C.”) § 41(c). The credits are generally available to offset income tax liabilities. As of December 31, 2024 and 2025, the outstanding payroll tax receivables is included in Other current assets in the accompanying balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to Common Stockholders by the daily weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to Common Stockholders by the sum of the daily weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is anti-dilutive. The Company’s potentially dilutive securities, which include convertible redeemable preferred stock and outstanding stock options under the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”), have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

Inputs noted above are not all inputs into a fixed-for-fixed option pricing model, thus the individual draw issuances are not eligible for equity classification in accordance with Subtopic 815-40, and therefore an asset or liability will be recorded and marked to market while the financial instrument is outstanding. Upon settlement of the financial instruments, the Company should recognize the following amounts in earnings:

•
The gain (loss) for the excess (deficit) of (a) the carrying amount of the asset or liability for the financial instrument plus the proceeds received and (b) the fair value of the common shares.
•
Any discount, issuance or transaction costs incurred in conjunction with the settlement of the put shares.

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced disclosures regarding the rate reconciliation and income taxes paid, among other items. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this standard as required. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs to update the accounting for internal use software costs. The guidance requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-07—Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract to expand the scope of contracts that are excluded from derivative accounting (i.e., measured at fair value through earnings). ASU 2025-07 addresses stakeholders’ concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The guidance is effective for annual reporting periods beginning after 15 December 2026, and interim periods within those annual periods. Entities may apply the guidance either on a modified retrospective or prospective basis. Early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

2. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	December 31,
	2024	2025
Land	$2,150,038	$2,150,038
Building	6,105,570	6,105,570
Property	1,767,231	1,767,231
Laboratory equipment	2,146,637	2,146,637
Office equipment	225,369	225,369
Furniture and fixtures	292,045	292,045
Leasehold improvements	354,276	354,276
Construction in progress	13,545,161	12,023,161
	$26,586,327	$25,064,327
Less: Accumulated depreciation and amortization	(3,676,458)	(4,183,478)
Property, plant and equipment, net	$22,909,869	$20,880,849

Construction in progress of $13.5 million represents direct costs of construction and equipment incurred for the Company’s new research lab and manufacturing facilities, which are not ready for their intended use. Depreciation and amortization expense for the year ended December 31, 2024 was $644,616, of which $390,209 is included in research and development expenses in the accompanying audited statements of operations. Depreciation and amortization expense for the year ended December 31, 2025 was $507,021, of which $270,016 is included in research and development expenses in the accompanying audited statements of operations.

During the years ended December 31, 2024 and 2025, the Company capitalized interest expense of $189,416 and $0, respectively, which is presented within Construction in progress in the accompanying audited balance sheets.

For the year ended December 31, 2025, the Company recognized an impairment of $1.5 million related to the group of assets related to the property it is refurbishing to create a biologics manufacturing facility, upgraded laboratory space, vivarium and common areas. As a result a result of the impairment, the net book value of this asset group is $16.6 million. In its assessment of potential indicators of impairment of the asset, the Company concluded that during the year, legal procedures were initiated by holders of mechanics liens against the Company’s property with claims for nonpayment on April 17, 2025, and the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens on October 24, 2025. See Note 17. Commitment and Contingencies - Other Matters.

3. Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, U.S. government-backed securities with maturity dates up to one year, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities.

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

The following table presents the Company’s assets and liabilities which were measured at fair value at December 31, 2024 and 2025:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,748,325	$—	$—	$3,748,325
Total	$3,748,325	$—	$—	$3,748,325

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,607,009	$—	$—	$1,607,009
Investment	—	—	1,326,329	1,326,329
Liabilities:
Contingent liability	—	—	(692,531)	(692,531)
Total	$1,607,009	$—	$633,798	$2,240,807

4. Accrued Liabilities and Other Current Liabilities

As of December 31, 2024, the Company had a balance of $981,940 included in Accrued liabilities and other current liabilities in the accompanying audited balance sheet, consisting of $422,000 for construction expenses, $49,000 for manufacturing expenses, $155,000 for legal expenses, $121,000 for clinical expenses, $5,000 in bonus expense, $202,000 for salary expenses and $28,000 of other liabilities.

As of December 31, 2025, the Company had a balance of $1.1 million included in Accrued liabilities and other current liabilities in the accompanying audited balance sheet, consisting of $422,000 for construction expenses, $87,000 for accrued interest expense, $49,000 for manufacturing expenses, $159,000 for legal fees, $186,000 for clinical expenses, $79,000 for salary expenses and $118,000 for other accrued expenses or current liabilities.

5. Debt

Cogent Bank Loan

On August 15, 2022, the Company entered the 2022 Loan Agreement with Cogent Bank (the “2022 Loan Agreement”), pursuant to which it received $6.5 million in proceeds to purchase a property where the Company planned to construct a manufacturing facility for biologics and upgraded research laboratory facilities. The loan is secured by a first priority lien on the building.

As of December 31, 2025, the Company had $6.2 million in principal outstanding under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “2022 Loan Agreement Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the 2022 Loan Agreement Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with covenants related to current payment of principal and interest as of December 31, 2025. The Company has the option to prepay the outstanding balance of the loan prior to the 2022 Loan Agreement Maturity Date without penalty.

As of December 31, 2024 and 2025, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements. As of December 31, 2024 and 2025, the Company has reported this loan as Short-term debt, net. On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had negotiations to come to terms on a forbearance agreement to provide additional time for the Company to comply with the demands it made in the demand letter.

Secured Notes

As of December 31, 2024, the Company received $6.9 million in funding from the issuance of Secured Notes, which is included within Debt, net on the accompanying audited balance sheet. Investors included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.4 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Lee Flowers, Senior Vice President of Business Development, who invested $25,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $140,000; Gary M. Winer, a member of the Company’s board of directors at the time of his investment, who invested $60,000; Rick S. Greene, a member of the board of directors, who invested $25,000, and other significant investors. In July and October 2024, the terms of the Secured Notes were amended, including but not limited to a fixed bonus payable on Maturity.

As of December 31, 2025, there was $325,000 of outstanding principal amount of Secured Notes reported in Short-term debt, net in the accompanying audited balance sheet. As of December 31, 2025, the Company restructured $6.6 million outstanding principal of Secured Notes by conversion to equity. The Company pledged a portion of the proceeds of the sale or liquidation of its shares of Wugen common stock (“Pledged Collateral”). The Pledged Collateral will be held and released according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

If the Secured Notes are repaid on the Maturity Date, holders will receive their pro rata share of a fixed bonus payment of $3.4 million in addition to payment of outstanding principal and accrued interest. If a bonus payment is paid, there is no prepayment penalty. For the years ended December 31, 2024 and 2025, the Company recognized $527,304 and $405,222, respectively, as an expense for accretion of the fixed bonus payment due in the event the Secured Notes are repaid on the Maturity Date, presented within General and administrative expenses in the accompanying audited statements of operations.

The Secured Notes were deemed to be a hybrid instrument, consisting of a debt host with embedded derivatives requiring bifurcation and accounting for separately. The embedded derivatives consist of the Mandatory Redemption, which depends on certain events occurring, and the fixed bonus payable upon the Maturity Date. The fair value of the embedded derivative, which incorporated the likelihood of certain events occurring, was immaterial. Thus, as of December 31, 2024 and 2025, the Company did not recognize the embedded derivative in the accompanying audited balance sheets. The Company accounts for the fixed bonus payment to be paid if the Secured Notes are repaid on the Maturity Date by accreting the bonus payment to the full amount due on the Maturity Date, utilizing the effective interest rate method.

On May 1, 2025, the noteholders holding $6.6 million of the principal of the outstanding Secured Notes elected to convert their outstanding indebtedness to equity and entered the Second Amendment to the Amended and Restated Note Purchase Agreement (the “Conversion Agreement”). On May 7, 2025, $6.6 million of outstanding principal amount of Secured Notes and an obligation of $860,462 of accumulated accretion as of the conversion date of a fixed bonus to be paid on the Maturity Date to these noteholders were extinguished upon conversion. For those noteholders who converted to equity, the right to a fixed bonus payable on the Maturity Date was terminated and previously accumulated fixed bonus was waived. See section “Troubled Debt Restructuring of Secured Notes” below.

For those Secured Notes which remain outstanding, as of December 31, 2025, the Company reported $397,065 for the outstanding principal and accumulated accretion of a fixed bonus payment due upon maturity as a current liability in Short-term debt, net in the accompanying audited balance sheet.

Troubled Debt Restructuring of Secured Notes

The Company entered into the Second Amendment to its Secured Note in which certain Secured Note noteholders and the Company agreed to the terms to effectively extinguished $7.4 million of debt through the issuance of 253,083 shares of Common Stock, warrants to purchase 126,540 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in Wugen. The transaction was accounted for under ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors as a troubled debt extinguishment, as the Company was experiencing financial difficulty and it was granted a concession by Secured Note noteholders whereby the fair value of consideration transferred was less than the carrying amount of the Secured Notes.

The net carrying amount of the restructured Secured Notes was $7.4 million, including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital as of December 31, 2025 in the accompanying audited statements of stockholders’ equity (deficit).

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

As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted. The fair value of consideration transferred including 36,242 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $401,134, with the difference of $131,135 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital in the accompanying audited statements of stockholders’ equity (deficit).

Promissory Note with Personal Guarantee

On May 8, 2025, the Company issued a promissory note for $150,000, secured by a personal guaranty and pledge given by the Company’s Founder and CEO, Dr. Hing C. Wong (“Guarantor”) in accordance with the provisions of that certain Guaranty and Pledge Agreement of even date herewith between the Company and the Holder. The promissory note was issued with an original issue discount of $75,000. On the Maturity Date of February 7, 2026, the Company will repay $225,000. There are provisions which allow the Company to prepay the promissory note before the Maturity Date. The proceeds of this promissory note were used to pay the expenses required to be paid prior to the equity financing which closed on May 15, 2025. The Company is accreting the original issue discount on a straight-line basis over the seven-month term. There is no current interest due on the promissory note with personal guarantee. As of December 31, 2025, the Company reported a balance of $214,722 in the audited balance sheet. For the year ended December 31, 2025, the Company recognized accretion of original issue discount of $64,722 in Interest expense in the accompanying audited statement of operations. The Company repaid the Promissory Note in full on February 6, 2026.

Contingent Liabilities

In connection with the Trouble Debt Restructuring and the conversion of the Unsecured Promissory Note discussed above, the converting noteholders have a right to receive proceeds of a portion of the Company’ shares of Wugen common stock in the event of a liquidation or sale of these shares. The Company retained ownership of all of its Wugen shares which is presented in Investments on the accompanying audited balance sheets. The Company recognized a contingent liability for the rights transferred to the converting noteholders presented in Contingent liability - related party on the accompanying audited balance sheets. As of December 31, 2025, the carrying value of the Company’s Wugen shares was $1.3 million, and carrying value for the Contingent liability - related party was $692,531 in the accompanying audited balance sheet. See Note 3. Fair Value of Financial Instruments.

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

Cogent Bank Loan
Maturities per Year
2026	$135,266
2027	6,079,440
Total Debt	$6,214,706

Senior Secured Notes
Maturities per Year
2026	$435,500
Total Debt	$435,500

Promissory Note
Maturities per Year
2026	$225,000
Total Debt	$225,000

Note that the total debt in the table above includes the full accretion of debt issuance costs for the Cogent Bank Loan and the full accretion of the fixed bonus payment for the Secured Notes.

6. License Agreements

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

During the year ended December 31, 2025, the Company agreed to a request from Wugen to suspend the Wugen License, which will run for a period of one year from the effective date of the suspension, or until May 29, 2026. The Company expects to generate revenue for ancillary services provided to Wugen during this time, as provided for under the amended Wugen License. During the suspension, the Company is free to enter licenses with other parties for the molecules that are subject of the Wugen license. We are seeking a large biologics manufacturer who has a use for a reagent based on HCW9206 and like molecules to improve the efficacy of their manufacturing process of CAR-T products.

Trimmune License

On November 17, 2025, the Company and Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The parties restructured the terms of the original WY Biotech License to include the assignment of rights to Trimmune and an option to license HCW9302 for in vivo applications in China or Asia. In the Trimmune License, the parties agreed to restructure the upfront license fee to consist of a $3.5 million cash payment from which the government of China would withhold taxes which are refundable, and a transferable minority equity ownership interest in Trimmune. In addition, the parties agreed that for additional consideration, Trimmune has an option to license the exclusive China rights to clinical development and commercialization for in vivo applications of HCW9302, the Company’s clinical-stage molecule currently being evaluated for the treatment of an autoimmune disorder.

In addition to the upfront license fee, the Company is eligible to receive additional development milestone payments and double-digit royalties on future product sales. The Company will receive a substantial portion of the proceeds from certain future transaction(s) involving the molecule, if such a transaction(s) occur. We also have a payment-free, milestone-free, and royalty-free option to recapture the development and commercialization rights for this molecule for the United States, Canada, Central America, and South America (Opt-in Territory) after the conclusion of the Phase 1 clinical trial in China. Trimmune is financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the molecule. Each party will be financially responsible for all costs associated with research and development, manufacturing, clinical development, regulatory approval, and commercialization for the licensed molecule in its territory. Therefore, expenses to complete the first Phase 1 clinical trial in China will be paid by Trimmune. This arrangement allows HCW Biologics to have direct access to the Phase 1 results without financial responsibility for the costs incurred prior to the time a decision must be made regarding the Opt-In Right.

In accordance with the terms of the Trimmune License, the deal closing took place upon receipt of the upfront payment. On March 16, 2026, the Company received the full upfront license fee, which consisted of $3.5 million in gross proceeds, or $2.9 million net of taxes, and a transferable minority equity interest in Trimmune. See Note 18. Subsequent Events.

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

7. Sale of Common Stock and Warrants

Sale of Shares of Common Stock through SEPA

During the year ended December 31, 2025, the Company submitted Put Shares to Square Gate which were accepted and resulted in the sale of 600,000 shares of Common Stock. See Note 8. Standby Equity Purchase Agreement.

November 2025 Inducement Transaction

On November 19, 2025, the Company entered into a warrant inducement agreement with an investor (“Investor”) for the immediate exercise of certain outstanding warrants that the Company issued on November 20, 2024 (the “November 2024 Warrants”) and May 15, 2025 (the “May 2025 Warrants”), respectively. Pursuant to a warrant inducement agreement, the Investor agreed to a reduced exercise price of the outstanding November 2024 Warrants and May 2025 Warrants to an amended exercise price of $2.66, and to exercise the outstanding November 2024 Warrants to purchase an aggregate of 167,925 shares of the Company’s Common Stock and the outstanding May 2025 Warrants to purchase an aggregate of 1,342,280 shares of the Company’s Common Stock, at the amended exercise price of $2.66. Investor exercised the November 2024 and May 2025 for an aggregate of 1,510,205 shares of the Company’s Common Stock. Of these shares, approximately 299,000 were issued at closing, and the remaining 1,211,205 shares were held in abeyance, subject to issuance as and when permitted pursuant to the beneficial ownership limitations contained in the November 2024 and May 2025 Warrants. As of December 31, 2025, of the shares purchased in the Inducement transaction, 533,205 shares were issued and outstanding and 977,000 shares were held in abeyance. On March 16, 2026, the Investor requested the Company to issue the remaining shares held in abeyance.

In consideration for the immediate exercise of the November 2024 and May 2025 Warrants, the Company also agreed to issue to the Investor unregistered warrants to purchase an aggregate of 3,020,410 shares of the Company’s Common Stock with an exercise price of $2.41 per share (the “New Warrants” or “Common Stock Warrants”). The New Warrants will be immediately exercisable and will expire on the five and one-half year anniversary of the original issuance date. The Company agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock issuable upon exercise of the New Warrants. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares underlying the New Warrants.

The gross proceeds to the Company from the Offering were approximately $4.0 million before deducting the placement agent’s fees and other offering expenses of $321,379 payable by the Company. The fair value of the securities issued and the modification of the warrant in this transaction was $8.2 million. This included a fair value of $2.9 million for the shares of Common Stock issued based on the number of shares purchased (including shares held in abeyance) times the closing price on November 20, 2025, or $1.92 per share. In addition, the fair value of the Common Stock Warrants issued in this transaction was estimated at $4.9 million using the Black-Scholes option pricing model with assumptions including a term of 5.5 years, volatility of 121.4% and a risk-free rate of 3.68%. As this was a transaction with an existing stockholder, the difference between the gross proceeds and the fair value of securities issued and the modification of the warrant, or $4.2 million, was deemed to be an equity dividend to the Investor which was recorded in additional-paid-in capital as of December 31, 2025.

The Investor may not exercise any portion of the Common Stock Warrants to the extent it would beneficially own more than the limits defined in the respective Warrant Purchase Agreement. The exercise price and number of shares of Common Stock issuable upon the exercise of the Common Stock Warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis.

The Common Stock Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The Common Stock Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Common Stock upon exercise, are indexed to the Company’s Common Stock and meet the equity classification criteria. In addition, the Common Stock Warrants and the Pre-Funded Warrants do not provide any guarantee of value or return.

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

The gross proceeds to the Company from this financing were approximately $5.0 million before deducting the placement agent’s fees and other offering expenses of $802,602 payable by the Company. This transaction closed on May 15, 2025, at which time the closing stock price was $8.20 per share. In this financing, the Company issued shares of Common Stock of Pre-Funded Warrants that may be exercised to purchase Common Stock in lieu thereof, and Warrants that may be exercised to purchase Common Stock. In a contemporaneous private agreement entered into with the investor, the Company agreed to reprice warrants to purchase up to 167,925 shares of Common Stock that were issued to the investor in a financing that closed on November 20, 2024 to an exercise price of $7.45 per share. The fair value of the Common Stock was determined based on the shares issued and the closing price on the date the transaction closed. The Company estimated the fair value of the Warrants issued, using the Black Scholes valuation model to estimate the fair value of the warrants with assumptions including a term of 5 - 0 years, volatility of 120.6% and a risk-free rate of 4.07% - 4.45%. The fair value of securities issued was $15.2 million. As this was a transaction with an existing stockholder, the Company recognized a $10.2 million deemed equity dividend to the Investor which was recorded in additional-paid-in capital for the year ended December 31, 2025.

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

As of December 31, 2025, the Investor exercised all of the Pre-Funded Warrants by delivering a notice of exercise to the Company and paying the exercise price for 513,140 shares of registered Common Stock.

The Common Stock Warrants issued on May 15, 2025 were all exercised on November 20, 2025, in connection with the Inducement Transaction described above.

November 2024 Equity Financing

On November 18, 2024, the Company entered into a securities purchase agreement with the Investor for the issuance and sale of (i) 104,000 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and (ii) Pre-funded Warrants to purchase up to 63,925 shares of Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Registered Offering”), pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering was made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement. In a concurrent private placement (the “Private Placement”) and together with the Registered Offering, the Company also issued unregistered warrants to purchase up to an aggregate of 167,925 shares of Common Stock (“Common Stock Warrants”). The Common Stock Warrants have an exercise price of $7.45 per share, are exercisable immediately, and expire on the five-year anniversary of the date of issuance.

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

The Common Stock Warrants issued on November 20, 2024 were all exercised on November 20, 2025, in connection with the Inducement Transaction described above.

8. Standby Equity Purchase Agreement

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

On March 12, 2025, the Company issued 9,616 shares of the Company’s Common Stock (subject to adjustment for the Reverse Stock Split) to Square Gate in payment of the Commitment Fee (“Commitment Shares”). At the Special Meeting of Stockholders, stockholders approved the Company’s use of the Equity Purchase Agreement. On April 16, 2025, the SEC declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

As of December 31, 2025, the Company concluded that the Equity Purchase Agreement for Standard Put Shares does not qualify for equity classification. On the effective date, the Company concluded that the fair value of the Equity Purchase Agreement at inception was zero and no asset or liability was recorded. As a result, fees paid to Square Gate in excess of the fair value of the Equity Purchase Agreement were expensed as incurred. Any issuance costs or other transaction costs attributable to a freestanding equity-linked financial instrument that is classified as an asset or liability should be recognized in earnings in the period incurred. The Commitment Fee and issuance costs for the registration statement to register the underlying shares of Common Stock issued under the Equity Purchase Agreement were expensed for the year ended December 31, 2025.

For the year ended December 31, 2025, the Company expensed the $150,000 Commitment Fee which was incurred in the period ended March 31, 2025. The Commitment Fee was paid in-kind with an equivalent value of shares of the Company’s Common Stock. For the year ended December 31, 2025, the Company recorded commission expenses of $76,216 payable to the Company’s exclusive Placement Agent.

The Standby Equity Purchase Agreement (“SEPA”) provide two mechanisms for submission by the Company and acceptance by the investor of Put Notices under the SEPA pursuant to which the investor and the Company may agree to and execute s single purchase and sale of Put Shares (“Standard Put Shares”) or multiple purchases and sales of Put Shares on the same trading day (“Intraday Put Shares”).

Standard Put Shares

For a Standard Put, the Company submits a put order to Square Gate on Day 0. After Square Gate accepts the Standard Put on Day 0, the Company issues the shares on Day 1. The amount that Square Gate will pay for the shares is determined in a pricing period that occurs from Day 1 – 3 trading days. The price to be paid by Square Gate is determined using the minimum volume-weighted average trading price in one of the three trading days after the put order is accepted, less fixed discount. Under the terms of the SEPA, Square Gate is required to transfer proceeds to the Company for the Put Shares by Day 5. The Company accounts a Standard Put as a financial instrument with a gain or loss recognized in earnings upon settlement. The discount and cost of issuance for each put will be recognized in earnings upon settlement.

Intraday Put Shares

On August 14, 2025, the Company and the investor entered into a First Amendment to the SEPA (the “First Amendment”) to provide a mechanism for submission by the Company and acceptance by Square Gate of Put Notices under the SEPA pursuant to which Square Gate and the Company may agree to and execute multiple purchases and sales of Put Shares on the same trading day (“Intraday Put Shares”). The Intraday Put Shares have a pricing period that is based on trading volume and a price that is lowest traded price during the pricing period. When there is a lag between the issuance of the shares and the pricing of the shares, the Company accounts for an Intraday Put as a financial instrument with a gain or loss recognized in earnings upon the settlement. The cost of issuance for each put will be recognized in earnings upon settlement.

Put Shares Accepted by Square Gate

During the year ended December 31, 2025, the Company issued 600,000 shares of Common Stock through issuance of shares under the SEPA which resulted in net proceeds of $2.5 million. Loss on the sale of put shares was $263,974 and was presented in Loss on sale of put shares in the accompanying audited statement of operations for the year ended December 31, 2025.

9. Preferred Stock

At December 31, 2024 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized and no such shares issued.

10. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share. The 977,000 of shares held in abeyance as of December 31, 2025 were included in the weighted-average common shares outstanding since all necessary conditions for issuance have been met.

	Years Ended December 31,
	2024	2025
Numerator:
Net loss	$(30,023,814)	$(7,959,709)
Equity dividend to investor	—	(14,338,993)
Net loss attributable to Common Stockholders	$(30,023,814)	$(22,298,702)
Denominator:
Weighted-average common shares outstanding, basic and diluted	969,825	2,097,701
Net loss per share, basic and diluted	$(30.96)	$(10.63)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2024	2025
Common stock options	44,601	44,193
Common stock warrants	—	3,146,950
Potentially dilutive securities	44,601	3,191,143

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

The 2021 Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and stock bonus awards. The 2021 Plan initially reserved 86,109 shares of Common Stock, including the transfer of remaining shares reserved under the 2019 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan will increase automatically on the first day of each fiscal year beginning with the 2022 fiscal year.

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

The following summarizes the Company’s stock option activity for the years ended December 31, 2024 and 2025:

	Shares	Weighted	Weighted Average
	Issuable	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2024	44,483	$132.4	7.7 years	$238,210
Granted	1,250	44.8
Exercised	(337)	7.2
Forfeited or cancelled	(548)	67.6
Expired	(248)	76.4
Outstanding at December 31, 2024	44,601	$131.9	6.8 years	$56,352
Exercisable at December 31, 2024	33,422	$127.2	6.7 years	$56,352

Outstanding at December 31, 2024	44,601	$131.9	6.8 years	$56,352
Granted	400	3.6
Exercised	(200)	8.0
Forfeited or cancelled	(95)	82.8
Expired	(160)	35.8
Adjustment for reverse stock split	(353)
Outstanding at December 31, 2025	44,193	$131.8	5.8 years	$—
Exercisable at December 31, 2025	42,965	$134.0	5.8 years	$—

The exercise price of the underlying stock options and the fair value of the Company’s Common Stock for stock options as of the reporting date. The intrinsic value of stock options exercised during the years ended December 31, 2024 and 2025 was $14,484 and $1,654, respectively. The weighted-average fair value of options granted during the years ended December 31, 2024 and 2025 was $33.77 and $2.44 per share, respectively.

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

For the years ended December 31, 2024 and 2025, the fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2024	2025
Expected term (years)	5.5	4.15
Expected volatility	92.93%	94.52%
Risk-free interest rate	4.22%	3.55%
Dividend yield	—	—
Fair value underlying common stock	$33.77	$2.44

For the year ended December 31, 2024, for options with service-based vesting conditions, the Company recognized $61,250 of employee stock-based compensation expense in research and development expenses and $947,762 of employee stock-based compensation in general and administrative expenses in the accompanying audited statement of operations.

For the year ended December 31, 2025, for options with service-based vesting conditions, the Company recognized $48,069 of employee stock-based compensation expense in research and development expenses and $720,555 of employee stock-based compensation in general and administrative expenses in the accompanying audited statement of operations. As of December 31, 2025, the Company had an aggregate of $23,697 of unrecognized employee stock-based compensation cost for options with service-based vesting, which is expected to be recognized over a weighted average vesting period of 1.14 years.

12. Employee Benefit Plan

The Company offers a defined contribution savings plan (the “Benefit Plan”) under Section 401 of the Internal Revenue Code for all eligible employees. The Benefit Plan allows for discretionary contributions which are limited to the maximum allowable for federal tax purposes. The total expense related to the discretionary payments made by the Company to the Benefit Plan for the years ended December 31, 2024 and 2025 was $160,851 and $127,295, respectively.

13. Collaborative Arrangements

The Company has certain contract research agreements with contractors and research institutions that were entered during the two years ended December 31, 2025 for the (i) hybridoma development, (ii) cell line manufacturing productivity improvement, and (iii) research to support pre-clinical studies. Under the hybridoma development and cell line manufacturing productivity improvement agreements, we own all rights to the resulting intellectual property, including the antibodies, sequences, and data. For certain contractors, the Company is obligated to pay one future milestone payment upon filing and acceptance of an IND for each respective human antibody or protein from cell line; however no additional future development or financial obligations are due under these contract research agreements as of December 31, 2024 or 2025. For certain research collaborations agreements, the research intellectual property may be jointly owned or ownership may be based upon inventorship. In those circumstances, the Company has obtained the exclusive option to an exclusive license for the research intellectual property.

14. Income Taxes

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2024 and 2025.

In accordance with ASU 2023-09, the following table summarizes differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the statements of operations:

Rate Reconciliation	2024		2025
Net Loss Before Taxes	$(30,023,814)		$(7,959,709)
Tax at U.S. federal statutory tax rate	(6,305,001)	21.00%	(1,671,539)	21.00%
Tax Credits
Research and development tax credit	(324,035)	1.08%	(187,192)	2.35%
Change in valuation allowance	6,540,349	(21.78%)	1,017,795	(12.79%)
Nontaxable and nondeductible items
Gain on Conversion of Sr. Secured Notes	—	0.00%	702,778	(8.83%)
Other	34,362	(0.11%)	144,120	(1.81%)
Other Adjustments
Other	54,325	(0.18%)	(5,962)	0.07%
Income tax expense/(benefit)	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2025 are presented below:

	2024	2025
Deferred tax assets:
Federal net operating loss carryforward	$13,058,574	$14,691,145
State net operating loss carryforward	2,707,319	3,051,100
Capitalized section 174 R&D expenses	4,113,266	2,958,575
Reserve for credit losses	1,330,613	1,330,613
R&D Tax Credit	1,530,652	1,709,745
Depreciable assets	-	454,612
Accrued expenses	37,786	64,758
Capitalized legal fees for patents	2,698,931	2,197,457
Stock-based compensation	792,057	959,388
Charitable contributions	65	65
Unrealized loss on investment	—	33,115
Total deferred tax assets	26,269,263	27,450,573
Deferred tax Liabilities:
Unrealized gain/loss	$(5,238)	$(5,238)
Depreciable assets	(27,054)	-
Deferred revenue/costs	(8,617)	(19,659)
Total deferred tax liability	(40,909)	(24,897)
Net deferred tax asset	26,228,354	27,425,676
Less: valuation allowance	(26,228,354)	(27,425,676)
Net deferred tax asset (after valuation allowance)	$—	$—

A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2025, after consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $27.4 million is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. During the year ended December 31, 2025, the valuation allowance increased by $1.2 million.

As of December 31, 2024 and 2025, the Company had available federal NOL carryforwards of $62.2 million and $70.0 million, respectively. The Company also has available state NOLs carryforwards of approximately $62.3 million and $70.2 million, as of December 31, 2024 and 2025, respectively. The federal and state NOLs will carryforward indefinitely. The Federal NOLs are available to offset 80% of taxable income. In addition, the Company had federal research and development credits carryforwards of $1.5 million and $1.7 million, as of December 31, 2024 and 2025, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2038 through 2045 and are subject to review and possible adjustment.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The provisions in the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through future years.

One of the most significant provisions for the Company is the repeal of the requirement to capitalize and amortize domestic research and experimental (R&E) expenditures under Section 174 of the Internal Revenue Code. Effective for tax years beginning after December 31, 2024, the Company is permitted to immediately deduct domestic R&E expenditures as incurred for federal income tax purposes. The requirement to amortize foreign R&E expenditures over 15 years remains unchanged. The Company has included the impact of the provisions effective in 2025, including the Section 174 change, in its Consolidated Financial Statements. The impact of these provisions was not material to the Company’s results of operations and financial condition for the year ended December 31, 2025.

The Company’s tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2021. However, due to NOLs and credits carried forward from prior tax years, substantially all tax years may also be subject to examination. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon review by the taxing authorities based on the technical merits. The Company recognizes interest accrued and penalties for unrecognized tax benefits in its tax provision. As of December 31, 2024 and 2025, the Company had not recognized any expense related to uncertain tax position in its statements of operations.

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

As of October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, who was a member of the board of directors at the time of his investment, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors. In addition, other significant stockholders invested in Secured Notes totally $3.7 million.

In May 2025, as part of the Nasdaq Compliance Plan, the Company entered into the Second Amendment to its Secured Note in which certain Secured Note noteholders agreed to restructure their Secured Notes. At the time of the restructuring, the net carrying amount of the restructured Secured Notes was $7.4 million including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. On May 7, 2025, the Company extinguished $7.4 million of debt through the issuance of 253,083 shares of Common Stock, warrants to purchase 126,540 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in Wugen. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital as of December 31, 2025 in the accompanying audited statements of stockholders’ equity (deficit).

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum. In accordance with their terms, following the completion of a qualified offering, the unsecured convertible promissory notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of these notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, who was a member of the Company’s Board of Directors at the time of his investment. As of May 15, 2025, the outstanding principal of unsecured promissory notes were converted. See Note 5. Debt - Unsecured Promissory Notes.

On May 15, 2025, the Company completed an offering (the “Offering”) with an existing stockholder of the Company in which the Company issued (i) 158,000 shares of the Company’s Common Stock and (ii) Pre-funded Warrants to purchase up to 513,140 shares of Common Stock in a follow-on public offering. The Company also issued Warrants to purchase up to an aggregate of 1,342,280 shares of Common Stock. The gross proceeds to the Company from the Offering were approximately $5.0 million before deducting the placement agent’s fees and other offering expenses of $802,602 payable by the Company. The Company estimated the fair value of the securities issued, using the Black Scholes valuation model to estimate the fair value of the warrants, and determined the fair value of securities issued was $15.2 million. As this was a transaction with an existing stockholder of the Company, the Company recognized a $10.2 million deemed equity dividend to the Investor which was recorded in additional-paid-in capital for the year ended December 31, 2025. See Note 7. Sale of Common Stock and Warrants - May Equity Financing.

On November 20, 2025, the Company completed an inducement transaction (the “Inducement Transaction”) with an existing stockholder of the Company. Pursuant to a warrant inducement agreement, the related-party stockholder agreed to a reduced exercise price of the outstanding Warrants issued in previous transactions in November 2024 and May 2025. In consideration for the immediate exercise of the Warrants, the Company also agreed to issue to the related-party stockholder unregistered warrants to purchase an aggregate of 3,020,410 shares of the Company’s Common Stock. The gross proceeds to the Company from the Offering were approximately $4.0 million before deducting the placement agent’s fees and other offering expenses of $321,379 payable by the Company. The fair value of the securities issued, using the Black Scholes valuation model to estimate the fair value of securities issued and the modification of the warrant, was $8.2 million. As this was a transaction with an existing stockholder of the Company, the Company recognized $4.2 million deemed equity dividend to investor which was recorded in additional-paid-in-capital for the year ended December 31, 2025. See Note 7. Sale of Common Stock and Warrants - November 2025 Inducement Transaction.

16. Segment Reporting

HCW Biologics, Inc. has one reportable segment: life science. The life science segment consists of operations focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and diseases. The Company’s CODM is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets.

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of December 31, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

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

The tables below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2025:

	Years Ended December 31,
	2024	2025
Revenues:
Revenues	$2,566,792	$54,232
Cost of revenues	(1,607,389)	(43,386)
Net revenues	959,403	10,846

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	2,797,370	3,069,364
Manufacturing and materials	1,425,734	354,705
Preclinical expenses	859,701	930,899
Clinical trials	558,215	470,592
Overhead allocations	747,974	617,324
Total research and development expenses	6,388,994	5,442,884
General and administrative
Salaries, benefits and related expenses	2,563,936	2,784,753
Professional services(a)	1,171,885	1,995,446
Facilities and office expenses	654,996	433,288
Depreciation expenses	254,407	237,005
Rent and occupancy expenses	205,511	191,598
Insurance	952,199	1,011,034
Taxes	196,804	174,398
Other expenses	289,407	468,537
Total general and administrative expenses	6,289,145	7,296,059
Other segment items(b)	18,305,078	(4,768,388)
Total operating expenses	30,983,217	7,970,555
Net segment loss	$(30,023,814)	$(7,959,709)

(a)	Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services related to SEC compliance, and legal fees related to patent filings.
(b)	Other segment items include the following unusual or nonrecurring items:

	Years Ended December 31,
	2024	2025
Arbitration legal fees (recoveries), net	$15,910,480	$(1,470,809)
Accretion of fixed bonus upon maturity of Secured Notes	527,304	405,222
Interest expense	654,284	845,051
Change in fair value of investment	—	273,422
Change in fair value of contingent liability	—	(1,055,826)
Nonoperating loss	1,300,000	—
Loss on sale of put shares	—	263,974
Gain on extinguishment of liability	—	(5,461,046)
Impairment of long-lived asset		1,500,000
Other income, net	(86,990)	(68,376)
Other segment items	$18,305,078	$(4,768,388)

17. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. On January 27, 2025, the Company entered a new one-year lease for the same location which commenced on March 1, 2025 and terminated on February 28, 2026. On February 2, 2026, the Company entered a new one-year lease for the same location which commenced on March 1, 2026 and terminates on February 28, 2027. As a lease of 12 months or less in duration and qualifies for a short-term lease exemption under FASB ASC 842, Leases, for short-term leases, as provided for in ASC 842-20-25-2, which is the short-term lease exception whereby a lessee recognizes the lease payments in profit or loss on a straight-line basis over the lease term. The Company elected to account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The Company has no obligations under financing leases.

As of December 31, 2025, the remaining lease payments were as follows:

2026	$49,316
Total future minimum lease payments	$49,316

For the years ended December 31, 2024 and 2025, rent expense recognized by the Company was $196,000 and $208,413, respectively, of which $101,300 and $109,147, respectively, is included in Research and development in the statements of operations included in the audited financial statements.

Contractual Commitments

The Company has commitments with R&D outsourcing and development companies to supply us with clinical grade materials or other development services. As of December 31, 2025, it is under contract for future obligations of $396,100 it expects to pay during the year ending December 31, 2026.

Company Victim to Fraudulent Criminal Scheme

As reported in the Company’s Form 8-K filed on May 1, 2024 with the SEC, the Company became aware that it was the victim of a criminal scheme involving the impersonation of a purchaser upon the default (the “Default”) on a legally binding commitment to purchase $8.0 million of secured notes from the Company. The scheme resulted in the misdirection of approximately $1.3 million held in Company accounts to a fraudulent account controlled by a third party. The Company recognized a $1.3 million loss reported as a Nonoperating loss in the accompanying audited statements of operations for the year ended December 31, 2024. The Company has pursued all available remedies to recover this loss, including reporting it to law enforcement.

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

As of December 31, 2024, the Company owed $13.5 million in legal fees for costs incurred in connection with mounting a legal defense for the Company and Dr. Wong. In January 2025, the Company received a $2.0 million insurance reimbursement which was paid directly to Cooley LLP (“Cooley”), the law firm that represented Dr. Wong in his defense. On December 30, 2025, the Company and Dr. Wong entered into a settlement agreement with Cooley related to legal fees incurred in connection the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle an approximately $7.5 million obligation for $2.0 million in cash payments and a commitment to potential contingent payments up to approximately $5.5 million upon achievement of certain triggering events (including a sale of the Company above a certain threshold or receipts of substantial cash amounts for future business development transactions), all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. After this settlement, as of December 31, 2025, the Company recognized a liability of $6.2 million for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

Other Matters

As of December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. On January 22, 2025, the Company entered into a forbearance agreement with BE&K Building Group (“BE&K”), its general contractor, to allow the Company until March 31, 2025 to continue efforts to find the financing required to complete the construction and renovation of the property. Pursuant to the forbearance agreement, the Company made an initial payment of $1.0 million in partial satisfaction of amounts owing to BE&K and its subcontractors. As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and filed a timely response to the B&I MSJ. The cases were consolidated, and a Case Management conference was held. On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 installments in settlement of amounts owed and an allowance for interest and other fees, the last installment of which is payable on or before May 31, 2026.

On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had in negotiations to come to terms on a forbearance agreement to provide additional time for the Company to comply with the demands it made in the demand letter.

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The Company’s operations have been affected by many headwinds, including inflationary pressures, tariffs, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company's clinical trials, IND-enabling activities, buildout of the new headquarters, as well as the Company's financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

18. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

February 2026 Sale of Common Stock and Warrants

On February 17, 2026, the Company entered into a securities purchase agreement with an existing stockholder of the Company, a single institutional investor (the “Investor”) pursuant to which the Company agreed to offer and sell, in a follow-on public offering (the “2026 Offering”), 2,477,292 units (the “Units”) consisting of (i) 2,477,292 shares (the “Common Shares”) of the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”) or, in lieu thereof, up to 2,477,292 Pre-Funded Warrants (as defined below) to purchase up to 2,477,292 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (ii) up to 2,477,292 Common Stock purchase warrants the exercise of which is conditioned on stockholder approval (the “Common Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 2,477,292 shares of Common Stock.

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 3,020,410 shares of Common Stock (the “Prior Warrants”) to seek stockholder approval in accordance with applicable Nasdaq rules to reduce the exercise price of such Prior Warrants to the public offering price per Unit paid in the Offering (the “Existing Warrants Amendment Agreement”). There can be no assurance that we will obtain such stockholder approval or amend the Prior Warrants or as to the final terms of any amendments to the Prior Warrants.

The combined purchase price for each Unit consisting of one share of Common Stock or Pre-Funded Warrant in lieu thereof and accompanying Common Stock Warrant to purchase one share of Common Stock was $0.6055 per unit, and the combined purchase price for each unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and accompanying Common Stock Warrant to purchase one share of Common Stock is $0.6054. The Common Stock Warrants have an exercise price of $0.6055 per share, will be exercisable only upon receipt of stockholder approval thereof in accordance with applicable Nasdaq rules, and expire on the five-year anniversary of such stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full. The Company filed a definitive proxy statement for a Special Stockholders’ Meeting to be held on April 27, 2026.

The securities described above were offered pursuant to a registration statement on Form S-1, as amended (File No. 333-293396), which was declared effective by the Securities and Exchange Commission on February 17, 2026. The gross proceeds to the Company from the 2026 Offering are approximately $1.5 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The 2026 Offering closed on February 19, 2026.

On March 16, 2026, the Investor exercised all of its Pre-Funded Warrants issued in the 2026 Offering, and the Company issued 2,477,292 shares of Common Stock. Also on February 25, 2026 and March 16, 2026, the Investor requested the Company issue 237,000 and 740,000, respectively, of the remaining shares in abeyance.

B&I Contractors Settlement Agreement and Release

On February 19, 2026, a stipulation was submitted to the Court for a settlement and release agreement between the Company and B&I calling for payment of a total of $860,000 in installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026. The Company did not recognize any gain or loss as a result of this settlement.

Compliance with Nasdaq Continued Listing Requirements

On February 26, 2026, the Nasdaq Hearings Panel found that the Company regained compliance with all continued listing rules of The Nasdaq Capital Market. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, the Staff will issue a Delist Determination Letter. In such a case, the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. On March 26, 2026, the Company received a written notice from the Staff which notified the Company that, for the 30 consecutive business days, the Company’s security did not maintain a minimum bid price of $1 per share, in accordance with Nasdaq Listing Rule 5810(c)(3)(A) (“Bid Price Rule”). Due to the fact that the Company effected a 1-for-40 reverse stock split on April 11, 2025, the Company was not afforded a 180-calendar day period to demonstrate compliance. The Company plans to request an appeal of this determination in a timely manner.

Beijing Trimmune Biotech Co., Ltd. License

As of March 16, 2026, the Company received the full payment of the upfront licensing fee for the exclusive worldwide license for HCW11-006, a preclinical molecule, from Trimmune. In accordance with the terms of the Trimmune License, the deal closing took place upon receipt of the upfront payment. The upfront license fee consisted of a payment of $3.5 million in gross proceeds, or $2.9 million net of taxes, and a transferable minority equity interest in Trimmune.

Settlement Agreement with EirGenix, Inc.

On December 9, 2025, the Company and EirGenix entered into a settlement agreement. On March 3, 2026, the Company paid $620,000 to EirGenix for the first payment in the $1.2 million settlement agreement. On March 17, 2026, the parties agreed to amend the terms of the settlement agreement such that the settlement of $1.2 million must be paid in full by April 30, 2026, or the entire amount of $1.7 million in past due amounts plus interest and penalties thereon will be due.

Settlement Agreement with Cooley LLP

On March 23, 2026, the Company and Cooley LLP entered into an Amendment to Settlement Agreement and Mutual Release the parties entered on December 30, 2025. In accordance with the amended agreement, the Company paid Cooley $750,000 on March 24, 2026. The remaining $750,000 owed will be paid upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026.

Engagement Letter with E.F. Hutton & Co.

On March 26, 2026, the Company entered into an engagement letter with the E.F. Hutton & Co. to act as the exclusive placement agent for a private placement.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As the Company reported in its Form 8-K filed on September 20, 2024, on September 19, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of HCW Biologics Inc. (the “Company”) dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s auditing firm, effective immediately. This decision was not related to any disagreements with Grant Thornton on any matter of accounting principles, financial statements disclosures, auditing scope or auditing procedure. The Audit Committee appointed Crowe LLP (“Crowe”), as the successor independent registered public accounting firm beginning in the quarter ended September 30, 2024, and it was effective immediately.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness in the internal control over financial reporting (described below) was identified related to impairment assessment of long-lived assets.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, a material weakness over financial reporting was identified (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed interim financial statements would not be prevented or detected on a timely basis.

A material weakness was identified related to management’s assessment of long-lived assets for impairment. This material weakness resulted in an adjustment of $1.5 million to the Company's consolidated financial statements for the year ended December 31, 2025. Additionally, this material weakness could result in misstatements of long-lived assets (property, plant and equipment) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

We are committed to establishing and maintaining a stronger internal control environment. In response to the identified material weakness above, the Company’s Board of Directors and its Audit Committee are conducting an internal investigation to determine the root cause of the material weakness, with advice from outside advisors. Upon conclusion of this investigation, they will work with management to evaluate internal controls over financial reporting based on criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Remediation plan will include obtaining a current appraisal at least once a year in preparation for the Annual Report, and more often if the market appears to be weakening or other triggers for an indication of impairment have occurred. Management intends to establish procedures to ensure proper monitoring of indicators of impairment such as a significant market price decrease, adverse changes in physical condition/usage, legal factors, or current-period operating losses, for each reporting period.

Inherent Limitations of Internal Controls

Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B Other Information.

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Special Meeting of Stockholders

As required in the $1.5 million equity offering and repricing of existing warrants that closed on February 19, 2026, the Company will hold a Special Meeting of Stockholders on April 27, 2026 at 10:00 a.m. Eastern Time. At the Special Meeting the Company will submit the following two proposals to its stockholders for approval:

Proposal 1:

To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our Common Stock upon exercise of up to 2,477,292 Common Stock Purchase Warrants (the “Common Warrants”) issued pursuant to that certain Securities Purchase Agreement, dated February 17, 2026 (the “SPA”), entered into in connection with the Company’s follow-on public offering of Units (the “Offering”), which Offering was conducted pursuant to a registration statement (the “Registration Statement”) declared effective by the SEC on February 17, 2026 and closed on February 19, 2026, as previously disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026, each Unit consisting of (i) one share of Common Stock or one Pre-Funded Warrant to purchase one share of Common Stock and (ii) one Common Warrant, with such Common Warrants exercisable only upon receipt of stockholder approval and having an exercise price equal to 100% of the public offering price per Unit, and such additional terms and conditions of the Common Warrants not materially inconsistent with the foregoing as our Board may hereafter approve;

Proposal 2:

To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the repricing of certain warrants issued on November 20, 2025 to purchase up to 3,020,410 shares of our Common Stock (the “Prior Warrants”) pursuant to that certain Existing Warrants Amendment Agreement, dated February 17, 2026, entered into in connection with the Offering conducted pursuant to the Registration Statement (as disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026), to reduce the exercise price of the Prior Warrants from $2.41 per share to $0.6055 per share, and to approve the issuance of shares of our Common Stock upon exercise of the Prior Warrants as so amended, and such additional terms and conditions of such amendment not materially inconsistent with the foregoing as our Board may hereafter approve; and

Proposal 3:

To transact such other business as may properly come before the Special Meeting or any adjournments or postponements thereof.

Standby Equity Line of Credit

On February 20, 2025, the Company entered into an equity purchase agreement (the “ELOC Purchase Agreement”) with Square Gate Capital Master Fund, LLC – Series 4 (“Square Gate”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Square Gate to purchase up to an aggregate of $20,000,000 of shares of our Common Stock, plus, at the Company’s option upon utilizing the initial $20,000,000, an additional amount equal to the lesser of 100% of the Company’s market capitalization at the time of exercise of such option or $20,000,000, over the 36-month term of the ELOC Purchase Agreement. The Company issued 9,616 shares of our Common Stock to Square Gate on March 12, 2025, as its Commitment Fee under the ELOC Purchase Agreement (the “Commitment Shares”). On April 16, 2025, the SEC declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

Sale of Common Stock and Warrants

February 2026 Financing

On February 17, 2026, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) pursuant to which the Company agreed to offer and sell, in a follow-on public offering (the “2026 Offering”), 2,477,292 units (the “Units”) consisting of (i) 2,477,292 shares (the “Common Shares”) of the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”) or, in lieu thereof, up to 2,477,292 Pre-Funded Warrants (as defined below) to purchase up to 2,477,292 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (ii) up to 2,477,292 Common Stock purchase warrants the exercise of which is conditioned on stockholder approval (the “Common Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 2,477,292 shares of Common Stock.

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 3,020,410 shares of Common Stock (the “Prior Warrants”) to seek stockholder approval in accordance with applicable Nasdaq rules to reduce the exercise price of such Prior Warrants to the public offering price per Unit paid in the Offering (the “Existing Warrants Amendment Agreement”). There can be no assurance that we will obtain such stockholder approval or amend the Prior Warrants or as to the final terms of any amendments to the Prior Warrants.

The combined purchase price for each Unit consisting of one share of Common Stock or Pre-Funded Warrant in lieu thereof and accompanying Common Stock Warrant to purchase one share of Common Stock was $0.6055 per unit, and the combined purchase price for each unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and accompanying Common Stock Warrant to purchase one share of Common Stock is $0.6054. The Common Stock Warrants have an exercise price of $0.6055 per share, will be exercisable only upon receipt of stockholder approval thereof in accordance with applicable Nasdaq rules, and expire on the five-year anniversary of such stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The securities described above were offered pursuant to a registration statement on Form S-1, as amended (File No. 333-293396), which was declared effective by the Securities and Exchange Commission (the “SEC”) on February 17, 2026. The gross proceeds to the Company from the 2026 Offering are approximately $1.5 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The 2026 Offering closed on February 19, 2026.

On February 17, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim” or the “Placement Agent”) pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the Offering. The Company agreed to pay the Placement Agent a cash fee equal to 6.9% of gross proceeds from the sale of Common Shares, Pre-Funded Warrants and Common Stock Warrants to the Investor. The Company also agreed to reimburse the Placement Agent for out-of-pocket expenses, including the reasonable legal fees of its counsel not to exceed $65,000. The Placement Agency Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

On March 16, 2026, the Investor exercised all of the Pre-Funded Warrants purchased in this transaction, and the Company issued 2,477,292 shares of Common Stock.

May 2025 Financing

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

As of December 31, 2025, the Investor exercised all of the Pre-Funded Warrants by delivering a notice of exercise to the Company and paying the exercise price. As a result, the Company issued 513,140 shares of registered Common Stock to the Investor as of December 31, 2025.

The Common Stock Warrants issued in May 2025 were repriced and exercised in the Inducement Transaction on November 19, 2025 (see below).

November 2024 Financing

On November 18, 2024, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) pursuant to which the Company agreed to offer and sell (i) in a registered direct offering (the “Registered Offering”) (x) 104,000 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), and (y) Pre-funded Warrants to purchase up to 63,925 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), unregistered warrants to purchase up to an aggregate of 154,275 shares of Common Stock (“Armistice Warrants”). The combined purchase price for each Share and accompanying Armistice Warrant to purchase one share of Common Stock was $41.20 per Share and the combined purchase price for each Pre-Funded Warrant and accompanying Common Stock Warrant to purchase one share of Common Stock was $40.196.

The Common Stock and Pre-Funded Warrants were each sold with an accompanying Armistice Warrant to purchase one share of Common Stock, and the Common Stock and Pre-Funded Warrants were immediately separated from the Armistice Warrants and were issued separately. The Armistice Warrants have an exercise price of $41.20 per share, are exercisable immediately, and expire on the five year anniversary of the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The shares of Common Stock and Pre-Funded Warrants in the Registered Offering were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-266991), which was declared effective by the SEC on August 26, 2022. The Registered Offering has been made by means of a prospectus supplement filed with the SEC on November 20, 2024 that forms a part of such registration statement.

The gross proceeds to the Company from the Registered Offering were approximately $6.9 million before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on November 20, 2024.

The Common Stock Warrants issued in November 2024 were repriced and exercised in the Inducement Transaction on November 19, 2025 (see below).

Conversion of Unsecured Convertible Promissory Notes

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum. In accordance with their terms, following the completion of a qualified offering, these notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the unsecured convertible promissory notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of these notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, who was a member of the Company’s Board of Directors at the time of his investment.

As of May 15, 2025, the outstanding principal of unsecured convertible promissory notes were converted. The fair value of consideration transferred including 36,242 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $401,134, with the difference of $131,135 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital in the accompanying audited financial statements as of and for the year ended December 31, 2025.

Conversion of Secured Notes

The holders of $6.6 million of the outstanding principal of the Secured Notes have agreed to and effected the conversion of the Secured Notes held by them into shares of the Company’s Common Stock at a conversion price of $26.00 per share (“Conversion Shares”), warrants to purchase approximately $3.3 million of the Company’s Common Stock at an exercise price of $26.00 per share (“Conversion Warrants”), and the right to their pro rata share of 49.11% of the proceeds of the Company’s shares of Wugen common stock (“Wugen Shares”), if and when such shares are ever sold (the “Wugen Proceeds”). The conversion was approved at a Special Meeting of Stockholders held on March 31, 2025 and was effected pursuant to the terms of the Conversion Amendment. On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued a total of 253,083 unregistered shares of Common Stock (which are subject to a 180-day lock-up) and warrants to purchase an additional 126,540 shares of Common Stock at an exercise price of $26.00 per share. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Inducement Agreement

On November 19, 2025, the Company entered into a warrant inducement agreement with a single institutional investor who is an existing stockholder of the Company (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 (the “Existing Warrants”) to purchase an aggregate of 1,510,205 shares of Common Stock at an amended exercise price of $2.66 per share, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses. In consideration for the immediate exercise of the Existing Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new unregistered Common Stock Purchase Warrants (the “New Warrants”) to purchase up to 3,020,410 shares of Common Stock at an exercise price of $2.41 per share. The New Warrants are exercisable immediately and expire five and one-half years from their issuance. The New Warrants and the shares of Common Stock issuable upon their exercise have not been registered under the Securities Act. The Company agreed, pursuant to the Inducement Agreement, to file a registration statement covering the resale of the shares issuable upon exercise of the New Warrants. Maxim Group LLC acted as a financial advisor in connection with this November 19, 2025 warrant inducement. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock underlying the New Warrants.

As of December 31, 2025, there were 977,000 shares held in abeyance. On February 25, 2026 and March 16, 2026, the Investor requested the Company issue 237,000 and 740,000, respectively, of the remaining shares in abeyance.

Sale of Common Stock in Private Placement

On February 20, 2024, we entered into subscription agreements (the “Subscription Agreements”) with certain officers and directors of the Company, including our Founder and Chief Executive Officer, our Chief Financial Officer and the Chairman of the Company’s Board of Directors, pursuant to which the Company sold an aggregate of 44,643 shares of our Common Stock, at a purchase price of $56.00 per share for an aggregate purchase price of $2.5 million. The per share purchase price represents a 25% premium to the per share closing price of the Common Stock as reported on the Nasdaq Global Market on the February 20, 2024 and a 19% premium to the 5-day volume weighted average closing price per share of the Common Stock as reported on the Nasdaq Global Market for the period ending on the February 20, 2024.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Board of Directors and Corporate Governance,” “Proposal One: Director Election,” “Executive Officers” and “Delinquent Section 16(a) Reports” included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025, and is incorporated herein by reference.

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

Item 11 Executive Compensation.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Executive Compensation” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025, and is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included under the captions “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025 and is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services.

The information required by this item is included under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025, and is incorporated herein by reference.

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

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.1a	Certificate of Amendment of Certificate of Incorporation, filed March 31, 2025	8-K	001-40591	3.1a	04/01/2025
3.1b	Certificate of Correction of the Certificate of Amendment of Certificate of Incorporation, filed April 1, 2025	8-K	001-40591	3.1b	04/01/2025
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
4.3	Form of New Warrant	8-K	001-40591	4.1	11/20/2025
4.4	Form of Common Stock Purchase Warrant	8-K	001-40591	4.1	02/19/2026
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40591	4.2	02/19/2026
4.6	Form of Common Stock Warrant, dated May 7, 2025, between Company and Holder	10-Q	001-40591	10.13	08/18/2025
10.1	Form of Inducement Agreement between the Company and Armistice Capital Management LLC	8-K	001-40591	10.1	11/20/2025
10.2	Securities Purchase Agreement, dated February 17, 2026, between Company and Purchaser	8-K	001-40591	10.2	02/19/2026
10.3	Amendment to Existing Warrants Agreement, dated February 17, 2026, between the Company and Purchaser	8-K	001-40591	10.3	02/19/2026
10.4	Form of Lock-up Agreement	S-1	333-393396	10.42	02.11.2026
10.5	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.6+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.7+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.8+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.9+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.10+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021
10.11+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.12+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.13+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.14†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.15†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.16†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.17#	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.18#	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.19	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	001-40591	10.1	02/22/2024

10.20	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchase party thereto	10-Q	001-40591	10.1	08/14/2024
10.21	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.3	08/14/2024
10.22	Form of Escrow Agreement, dated May 1, 2025, by and between the Company, Escrow Agent and Noteholder party thereto	10-Q	001-40591	10.4	08.14.2024
10.23	Form of First Amendment to Amended and Restated Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser party thereto	10-Q	001-40591	10.5	11/14/2024
10.24	Form of Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	001-40591	10.2	08/14/2024
10.25	Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements, dated May 1, 2025, between Company and Holder	10-Q	001-40591	10.12	08/18/2025
10.26	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	2/21/2025
10.27	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	8-K	001-40591	10.2	2/21/2025
10.28	First Amendment to the Equity Purchase Agreement, dated August 14, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	08/15/2025
10.29	Amended and Restated Amended and Restated License, Research and Co-Development Agreement, dated November 17, 2025, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.40	02/11/2026
10.30†#	Amendment 1 to Amended and Restated License, Research and Co-Development Agreement, dated January 27, 2026, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.43	02/11/2026
10.31†#	Shareholder Purchase Agreement, dated October 10, 2025, between co-founders of Beijing Trimmune Biotech Co., Ltd., including the Company	S-1	333-293396	10.44	02/11/2026
10.32	Exclusive License Agreement 12-Month Suspension, dated May 29, 2025, between the Company and Wugen, Inc.	10-Q	001-40591	10.17	08/18/2025
10.33	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.	10-Q	001-40591	10.6	11/14/2024
10.34	Placement Agency Agreement, dated February 17, 2026, between the Company and Maxim Group LLC	8-K	001-40591	10.1	02/19/2026
10.35	Preliminary Proxy Statement dated March 3, 2025, on Form 14A, including Appendices					X
10.36	Definitive Proxy Statement dated March 13, 2026, on Form 14A, including Appendices					X
19.1	HCW Biologics Inc. Insider Trading Policy					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	HCW Biologics Inc. Compensation Recovery Policy	10-K	011-40591	97.1	04/01/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

HCW Biologics Inc.

Date: March 31, 2026	By:	/s/ Hing C. Wong, Ph.D.
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

Name	Title	Date

/s/ Hing C. Wong, Ph.D.	Founder, Chief Executive Officer	March 31, 2026
Hing C. Wong, Ph.D.	(Principal Executive Officer)

/s/ Rebecca Byam	Chief Financial Officer	March 31, 2026
Rebecca Byam	(Principal Financial and Accounting Officer)

/s/ Scott T. Garrett	Chairperson of the Board of Directors	March 31, 2026
Scott T. Garrett

/s/ Lisa M. Giles	Director	March 31, 2026
Lisa M. Giles

/s/ Rick S. Greene	Director	March 31, 2026
Rick S. Greene

/s/ Gary M. Winer	Director	March 31, 2026
Gary M. Winer