Form 10-Q
period 2026-03-31
HCW Biologics Inc.
filed 2026-05-14
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-40591

HCW Biologics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5024477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 N. Commerce Parkway Miramar, Florida	33025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 842-2024

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

As of May 14, 2026, the registrant had 6,734,104 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2025	2026
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,952,464	$1,228,879
Accounts receivable, net	32,175	74,844
Prepaid expenses	222,156	297,760
Other current assets	77,564	119,843
Total current assets	2,284,359	1,721,326
Investments	1,326,329	4,826,329
Property, plant and equipment, net	20,880,849	20,766,082
Other assets	28,476	28,476
Total assets	$24,520,013	$27,342,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$13,143,394	$11,785,980
Accrued liabilities and other current liabilities	1,110,104	1,125,639
Short-term debt, net	6,809,215	6,577,194
Deferred Revenue	—	470,000
Total current liabilities	21,062,713	19,958,813
Warrant liability	—	928,435
Contingent liability	692,531	692,531
Total liabilities	21,755,244	21,579,779
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 3,279,812 shares issued at December 31, 2025; 250,000,000 shares authorized and 6,734,104 shares issued at March 31, 2026	328	673
Additional paid-in capital	111,280,287	110,805,127
Accumulated deficit	(108,515,846)	(105,043,366)
Total stockholders’ equity	2,764,769	5,762,434
Total liabilities and stockholders’ equity	$24,520,013	$27,342,213

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Net revenues	1,013	6,531,930

Operating expenses:
Research and development	1,478,711	1,257,948
General and administrative	2,227,597	1,833,277
Legal expenses, net	(1,739,493)	6,850
Indirect tax expense	—	198,146
Total operating expenses	1,966,815	3,296,221
Operating income (loss)	(1,965,802)	3,235,709
Interest expense	(255,822)	(109,274)
Change in fair value of warrant liability	—	667,343
Other income, net	24,749	8,888
Net income (loss) before income taxes	$(2,196,875)	$3,802,666
Income tax expense	—	(330,186)
Net income (loss)	$(2,196,875)	$3,472,480
Equity dividend to investor	—	(1,488,472)
Net income (loss) attributable to Common Stockholders	$(2,196,875)	$1,984,008
Net income (loss) per share, basic and diluted	$(1.97)	$0.37
Weighted average shares outstanding, basic and diluted	1,116,891	5,425,871

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2025 and 2026

(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	1,113,532	$111	$93,785,854	$(100,556,137)	$(6,770,172)
Issuance of Common Stock upon exercise of stock options	205	1	1,653	—	1,654
Issuance of Common Stock to Square Gate	9,615	1	149,999	—	150,000
Issuance cost of Common Stock	—	—	(22,297)	—	(22,297)
Stock-based compensation	—	—	275,642	—	275,642
Net loss	—	—	—	(2,196,875)	(2,196,875)
Balance, March 31, 2025	1,123,352	$113	$94,190,851	$(102,753,012)	$(8,562,048)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	3,279,812	$328	$111,280,287	$(108,515,846)	$2,764,769
Common Stock issued in connection with abeyance shares (1)	977,000	98	(98)	—	—
Issuance of pre-funded warrants	—	—	1,499,753	—	1,499,753
Exercise of pre-funded warrants	2,477,292	247	—	—	247
Reclassification of the modified warrant to liability	—	—	(1,595,778)	—	(1,595,778)
Issuance of Common Stock warrants and repricing of modified warrants	—	—	1,488,472	—	1,307,609
Equity dividend to investor	—	—	(1,488,472)	—	(1,307,609)
Issuance costs of Common Stock warrants	—	—	(181,198)	—	(181,198)
Issuance costs of pre-funded warrants	—	—	(207,858)	—	(207,858)
Stock-based compensation	—	—	10,019	—	10,019
Net income	—	—	—	3,472,480	3,472,480
Balance, March 31, 2026	6,734,104	$673	$110,805,127	$(105,043,366)	$5,762,434

(1)	During the three months ended March 31, 2026, 977,000 shares previously held in abeyance were issued and there are no shares in abeyance remaining.

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net income (loss)	$(2,196,875)	$3,472,480
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	419,010	142,049
Stock-based compensation	275,642	10,019
Change in fair value of warrant liability	—	(667,343)
Noncash revenue from licensing agreement	—	(3,500,000)
Commitment fee	150,000	—
Changes in operating assets and liabilities:
Accounts receivable	494,708	(42,669)
Prepaid expenses and other assets	(257,894)	(117,883)
Deferred revenue	—	470,000
Accounts payable and other liabilities	(2,398,447)	(1,341,879)
Net cash used in operating activities	(3,513,856)	(1,575,226)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,654	—
Proceeds from the issuance and exercise of pre-funded warrants	—	1,500,000
Issuance costs of pre-funded warrants and Common Stock warrants	—	(389,056)
Issuance costs for Common Stock	(22,297)	—
Debt repayment	(32,460)	(259,303)
Net cash provided by (used in) financing activities	(53,103)	851,641
Net decrease in cash and cash equivalents	(3,566,959)	(723,585)
Cash and cash equivalents at the beginning of the period	4,674,572	1,952,464
Cash and cash equivalents at the end of the period	$1,107,613	$1,228,879
Supplemental disclosure of cash flow information:
Cash paid for interest	$244,269	$171,404
Noncash financing and investing activities:
Equity dividend to investor	$—	$1,488,472

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to support or treat diseases promoted by chronic inflammation. Our assets include both clinical-stage immunotherapeutics as well as commercial-ready proprietary compounds for use as reagents in the production of immunotherapeutics for the treatment of infectious diseases and cancer. The Company believes low-grade chronic inflammation is a significant contributing factor to several diseases and conditions, such as autoimmune disorders and other inflammatory diseases such as neurodegenerative disease, cancer, and senescence-associated dysplasia. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

Reverse Stock Splits

On March 31, 2025, at a Special Meeting of the Stockholders, the stockholders of the Company approved a reverse stock split of all outstanding shares of the Company’s common stock (“Common Stock”), and the Board approved a reverse stock split of the Common Stock at a final ratio of one-for-forty (1::40). This reverse stock split was effective on Apri 11, 2025, and the Common Stock commenced trading on a reverse split-adjusted basis when the markets opened on April 11, 2025, under the existing trading symbol “HCWB.” All authorized, issued, and outstanding shares of Common Stock, Preferred Stock, stock option awards, and per share data included in condensed financial statements have been recast to give retrospective effect to the adjusted authorized shares and reverse stock split for all periods presented. There was no effect on the stated par value of the Company’s Common Stock or the rights and privileges of the holders of shares of Common Stock. Options, warrants and convertible securities outstanding immediately prior to the reverse stock split were appropriately adjusted to reflect the reverse stock split.

On March 26, 2026, the Company received a written notice from the Nasdaq Listing Qualifications Staff (the “Staff”) indicating that the Company was not in compliance with the minimum bid price requirement (“Bid Price Rule”) for continued listing set forth in Nasdaq Listing Rule 5810(c)(3)(A), which requires listed securities to maintain a minimum bid price of $1.00 per share. In accordance with Nasdaq rules, because the Company effected a reverse stock split in April 2025, the Company was not eligible for a 180-calendar day compliance period to regain compliance with the bid price requirement.

On May 5, 2026, the Company was granted a hearing with the Nasdaq Hearings Panel to present a compliance plan to regain compliance with the Bid Price Rule. If relief is granted, the Company intends to proceed with a proposal to effect a reverse stock split, which has been included in the definitive proxy statement for the Annual Meeting of Stockholders. On April 28, 2026, the Company filed a definitive proxy which contained a proposal to the stockholders for a potential reverse stock split (the “Reverse Stock Split Proposal”), in which the Company asked its stockholders to approve a proposed amendment to the Company’s Certificate of Incorporation (the “Charter”) to implement, at the discretion of the Board at any time prior to the one-year anniversary of the Annual Meeting, one or more reverse stock splits of the outstanding shares of our Common Stock in an aggregate range of not less than one-for-five (1::5) and not more than one-for-twenty (1::20). The implementation of this reverse stock split will not reduce the total number of authorized shares of Common Stock. The Board of Directors unanimously approved and declared advisable the Reverse Stock Split Proposal and recommended that the Company’s stockholders approve an amendment to the Charter to effect this proposal, at the discretion of our Board. The Annual Meeting of Stockholders will be held on June 15, 2026.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the Company’s condensed financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

As of March 31, 2026, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and expects to continue to incur operating losses for the foreseeable future. Since inception to March 31, 2026, the Company incurred cumulative net losses of $102.3 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain debt or equity financings to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed financial statements and that the substantial doubt that existed in its going concern analysis was not alleviated.

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Condensed Financial Information

The accompanying unaudited condensed financial statements as of March 31, 2026 and for the three months ended March 31, 2025 and 2026 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 which appear in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”) and in other filings with the SEC.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel immunotherapies for diseases promoted by chronic inflammation, especially age-related diseases. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, our CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 11. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, the CODM regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management uses estimates in financial statements to approximate monetary amounts for items that cannot be measured precisely, such as asset valuations, liabilities, and revenue recognition. These estimates are based on subjective judgments, experience, and future assumptions. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from estimates.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“Topic 820”) establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;
●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3: Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

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

Revenue Recognition

The Company accounts for revenues in accordance with FASB ASC 606, Revenue from Contracts with Customers (“Topic 606”). To determine revenue recognition for arrangements that fall within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer.

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company’s revenues have been generated exclusively from license agreements, which consists of licenses of intellectual property, cost reimbursements, upfront signing fees, milestone payments and royalties on future licensee’s product sales. In addition, the Company and Wugen have an agreement for the supply of clinical and research grade materials under which the Company also recognized revenues.

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

License related services:

For license agreements that include service-based performance obligations, the Company evaluates whether these separately identifiable services are distinct performance obligations. The Company considers whether the customer could benefit from the licensed intellectual property with other readily available resources, whether the performance of the service would significantly modify or customize the licensed intellectual property or whether the service is highly interrelated or interdependent with the licensed intellectual property. Revenue attributable to services that are deemed distinct performance obligations are recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company measures progress toward completion using an input method, typically cost-to-cost, which reflects the pattern in which services are delivered. Amounts received in advance for optional future services are recorded as deferred revenue and recognized as revenue when the related services are performed or when the option expires. The transaction price is allocated to the service performance obligations based on their relative standalone selling prices.

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

Investments

As part of its financing strategy, the Company may enter into licensing or collaboration agreements under which it receives consideration in the form of a minority equity interest in a counterparty, in lieu of or in addition to cash payments. These financial instruments are presented within Investments in the accompanying condensed balance sheets.

When consideration is an equity interest in a private entity whose equity has limited marketability with no readily determinable fair value and for which the Company does not have significant influence over the investee, the Company measures the equity interest using the measurement alternative, at cost less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer (ASC Topic 321, Investments - Equity Securities or Topic 321), unless the fair value method is otherwise elected. If the Company elects to measure an equity security at fair value, the entity shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure those securities at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election.

In the second quarter of 2025, the Company elected to account for its Wugen shares, previously accounted for under the measurement alternative, at fair value as determined using financial valuation techniques and market information available. Further, the Company will remeasure the change in fair value of the Wugen shares, and related contingent liability, in reporting periods subsequent to the second quarter of 2025 and recognize the change in earnings. See Note 2. Fair Value of Financial Instruments.

On March 16, 2026, the Company received full payment of the nonrefundable upfront license fee from Trimmune. See Note 5. License Agreements. A portion of the upfront license fee was made in the form of a transferable minority equity interest in Trimmune. The Company has elected to use the measurement alternative under ASC 321-10-35-2 — cost less impairment, with adjustment for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has a related-party relationship with Trimmune through the Trimmune License. The initial fair value was derived by reference to the implied post-financing valuation of Trimmune of RMB 175,000,000 from the contemporaneous Licensee Funding Transaction (a Level 2 fair value indicator under Topic 820), using the exchange rate on the closing date of the transaction.

From time to time, the Company invests excess cash in U.S. Treasury bills and notes, which are classified as trading securities. As of March 31, 2025 and 2026, the Company had no short-term investments.

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

With regards to the individual draws for a Standard Put under the SEPA, an individual draw would create a separate financial instrument with settlement criteria that does not meet indexation guidance. While the number of shares is known at inception and therefore not subject to the overarching share cap, there are two inputs into the settlement amount paid by the Investor which are not inputs into a fixed-for-fixed option: (1) the maximum amount to be funded under the SEPA of $20.0 million, which inherently limits the settlement amount regardless of the Company’s stock price and (2) the discount which reduces the amount to be paid upon settlement.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Common Stockholders by the daily weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Common Stockholders by the sum of the daily weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted income or loss per share if the effect of such inclusion is anti-dilutive. The Company’s potentially dilutive securities, which include options granted under the 2019 Equity Incentive Plan (“2019 Plan”) and the 2021 Equity Incentive Plan (“2021 Plan”) as well as the Company’s Common Stock Warrants, have been excluded from the computation of diluted net income (loss) per share as their exercise prices exceeded the average market price of the Company’s Common Stock during the period. Options and warrants are considered dilutive to the income per share calculation when their exercise price is below the average market price of the stock (“in-the-money”).

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

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-07—Derivatives and Hedging (“Topic 815”) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract to expand the scope of contracts that are excluded from derivative accounting (i.e., measured at fair value through earnings). ASU 2025-07 addresses stakeholders’ concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities may apply the guidance either on a modified retrospective or prospective basis. Early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

As of December 31, 2026, the Company will cease to be an ‘emerging growth company’ as defined in the Jumpstart Our Business Startups Act of 2012. We expect to remain a nonaccelerated filer and smaller reporting company. The Company is currently assessing potential regulatory and operational changes that may be required as a result.

2. Fair Value of Financial Instruments

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

The warrant liability is measured at fair value using the Black-Scholes options pricing model. The fair value is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

The Company’s investment in shares of Wugen common stock and the related contingent liability are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The fair value of these instruments is estimated using a combination of valuation techniques, including an adjusted enterprise valuation method and a backsolve method, which incorporates information from recent financing transactions and the Company’s assessment of the underlying enterprise value of Wugen.

Significant unobservable inputs used in these valuations include assumptions related to the enterprise value of Wugen, discounts for lack of marketability, the capital structure of the investee, and the probability and timing of potential liquidity events. The valuation of the contingent liability is based on assumptions that are consistent with those used in valuing the related Wugen investment, including the expected distribution of proceeds upon a liquidity event.

The Company remeasures the fair value of the contingent liability at each reporting date, with changes in fair value recognized in earnings. The fair value of the Wugen investment is also reassessed each reporting period based on updated assumptions and available market information.

There were no material changes in the valuation techniques or significant unobservable inputs used to measure these Level 3 instruments during the three months ended March 31, 2026.

The following table presents the Company’s assets and liabilities which were measured at fair value at December 31, 2025 and March 31, 2026:

	At December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,607,009	$—	$—	$1,607,009
Investment	—	—	1,326,329	1,326,329
Liabilities:
Contingent liability	—	—	(692,531)	(692,531)
Total	$1,607,009	$—	$633,798	$2,240,807

	At March 31, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831,700	$—	$—	$831,700
Investment	—	—	1,326,329	1,326,329
Liabilities:
Warrant liability	—	—	(928,435)	(928,435)
Contingent liability	—	—	(692,531)	(692,531)
Total	$831,700	$—	$(294,637)	$537,063

3. Accrued Liabilities and Other Current Liabilities

As of December 31, 2025, the Company had a balance of $1.1 million included in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting of $422,000 for construction expenses, $87,000 for accrued interest expense, $49,000 for manufacturing expenses, $159,000 for legal fees, $186,000 for clinical expenses, $79,000 for salary expenses and $118,000 for other accrued expenses or current liabilities.

As of March 31, 2026, the Company had a balance of $1.1 million included in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting of $422,000 for construction expenses, $87,000 for accrued interest expense, $49,000 for manufacturing expenses, $153,000 for legal fees, $224,000 for clinical expenses, $119,000 for salary expenses and $46,000 for other accrued expenses.

4. Debt

Cogent Bank Loan

On August 15, 2022, the Company entered the 2022 Loan Agreement with Cogent Bank (the “2022 Loan Agreement”), pursuant to which it received $6.5 million in proceeds to purchase a property where the Company planned to construct a manufacturing facility for biologics and upgraded research laboratory facilities. The loan is secured by a first priority lien on the building.

As of March 31, 2026, the Company had $6.2 million in principal outstanding under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “2022 Loan Agreement Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. Upon the 2022 Loan Agreement Maturity Date, a final payment of unamortized principal will be due. The Company is in compliance with covenants related to current payment of principal and interest as of March 31, 2026. The Company has the option to prepay the outstanding balance of the loan prior to the 2022 Loan Agreement Maturity Date without penalty.

As of December 31, 2025 and March 31, 2026, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements. As of December 31, 2025 and March 31, 2026, the Company has reported this loan as Short-term debt, net. On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank have had negotiations regarding terms of a forbearance agreement to provide additional time for the Company to comply with the demands it made in the demand letter.

Senior Secured Notes

During the year ended December 31, 2024, the Company received $6.9 million in funding from the issuance of Secured Notes. Investors included Dr. Hing C. Wong, Founder and Chief Executive Officer, who invested $2.4 million; Rebecca Byam, Chief Financial Officer, who invested $220,000; Lee Flowers, Senior Vice President of Business Development, who invested $25,000; Scott T. Garrett, the Chairman of the Company’s board of directors, who invested $140,000; Gary M. Winer, who was serving as a member of the Company’s board of directors at the time of his investment, who invested $60,000; Rick S. Greene, a member of the board of directors, who invested $25,000, and other significant investors. In July and October 2024, the terms of the Secured Notes were amended, including but not limited to a fixed bonus payable on Maturity, or August 30, 2026 (the “Maturity Date”).

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in Wugen (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

The Secured Notes were deemed to be a hybrid instrument, consisting of a debt host with embedded derivatives requiring bifurcation and accounting for separately. The embedded derivatives consist of the Mandatory Redemption, which depends on certain events occurring, and the fixed bonus payable upon the Maturity Date. The fair value of the embedded derivative, which incorporated the likelihood of certain events occurring, was immaterial. Thus, as of December 31, 2025 and March 31, 2026, the Company did not recognize the embedded derivative in the accompanying condensed balance sheets. The Company accounts for the fixed bonus payment to be paid if the Secured Notes are repaid on the Maturity Date by accreting the bonus payment to the full amount due on the Maturity Date, utilizing the effective interest rate method.

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

For those Secured Notes which remain outstanding, as of December 31, 2025 and March 31, 2026, the Company reported $397,065 and $404,773, respectively, for the outstanding principal and accumulated accretion of a fixed bonus payment due upon maturity as a current liability in Short-term debt, net in the accompanying condensed balance sheets.

For the three months ended March 31, 2025 and 2026, the Company recognized $273,059 and $14,413, respectively, as an expense for accretion of the fixed bonus payment due in the event the Secured Notes are repaid on the Maturity Date, presented within General and administrative expenses in the accompanying condensed statements of operations.

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

The net carrying amount of the restructured Secured Notes was $7.4 million, including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended March 31, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

Unsecured Promissory Notes

During the year ended December 31, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s board of directors; and $10,000 invested by Gary M. Winer, who was serving as a member of the Company’s board of directors at the time of his investment.

As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted. The fair value of consideration transferred including 36,242 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of Wugen common stock was $401,134, with the difference of $131,135 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended March 31, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

Contingent Liabilities

In connection with the Trouble Debt Restructuring and the conversion of the Unsecured Promissory Note discussed above, the converting noteholders have a right to receive a portion of the proceeds of the sale or liquidation of the Company’ shares of Wugen common stock if such an event occurs. The Company retained ownership of all of its Wugen shares which is presented in Investments on the accompanying condensed balance sheets. The Company recognized contingent liability for the rights transferred to the converting noteholders presented as a contingent liability on the accompanying condensed balance sheets. As of December 31, 2025 and March 31, 2026, the fair value of the Company’s Wugen shares was $1.3 million and the fair value for the Contingent liability was $692,531 in the accompanying condensed balance sheets. See Note 2. Fair Value of Financial Instruments.

Promissory Note with Personal Guarantee

On May 8, 2025, the Company issued a promissory note for $150,000, secured by a personal guaranty and pledge given by the Company’s Founder and CEO, Dr. Hing C. Wong in accordance with the provisions of that certain Guaranty and Pledge Agreement of even date herewith between the Company and the holder. The promissory note was issued with an original issue discount of $75,000. On the Maturity Date of February 7, 2026, the Company was obligated to repay $225,000. For the three months ended March 31, 2026, the Company recognized accretion of original issue discount of $10,278 in Interest expense in the accompanying condensed statement of operations. As of December 31, 2025, the Company reported a balance of $214,722 for the promissory note in Short-term debt, net in the accompanying condensed balance sheet. The Company repaid the promissory note in full on February 6, 2026.

5. License Agreements

Wugen License

During the year ended December 31, 2025, the Company agreed to a request from Wugen to suspend the Wugen License for a period of one year from the effective date of the suspension, or until May 29, 2026. During the suspension, the Company is free to enter licenses with other parties for the molecules that are the subject of the Wugen license. In the three months ended March 31, 2026, the Company recognized $13,001 in revenue for ancillary services provided to Wugen, such as storage of clinical supply of licensed molecules.

Beijing Trimmune Biotech Co. Ltd. License

On November 17, 2025, the Company and Beijing Trimmune Biotech Co. Ltd. (“Trimmune”) entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The parties restructured the terms of the original WY Biotech License to include the assignment of rights to Trimmune and an option to license HCW9302 for in vivo applications in China or Asia. In addition to the license for HCW11-006, the parties agreed that for additional consideration, Trimmune has an option to license the exclusive China rights to clinical development and commercialization for in vivo applications of HCW9302, the Company’s clinical-stage molecule currently being evaluated for the treatment of an autoimmune disorder.

On March 16, 2026, the Company received the full nonrefundable upfront license fee, consisting of $3.5 million in gross cash proceeds, or $2.9 million net of foreign taxes, and a transferable minority equity ownership interest in Trimmune with a fair value of $3.5 million, whereupon the transaction was deemed closed and the contract was binding.

In addition, the Company is eligible to receive up to $16.0 million in development and regulatory milestone payments, royalties on future product sales, and a share of proceeds from certain future transactions involving the licensed molecule. Trimmune is responsible for all research, development, manufacturing, regulatory, and commercialization costs in its territory, including the Phase 1 clinical trial in China. Following completion of that trial, the Company has a payment-free, milestone-free, and royalty-free option (the “Opt-in Right”) to recapture development and commercialization rights to HCW11-006 in the United States, Canada, Central America, and South America (the “Opt-in Territory”).

Because the Trimmune License and the equity interest were negotiated as a package with a single commercial objective, the Company combined and accounted for them as a single arrangement under ASC 606. The equity interest represents non-cash consideration, measured at its fair value of $3.5 million at contract inception. The corresponding equity investment is accounted for under the measurement alternative in ASC 321. The Company identified two distinct performance obligations: (i) the delivery of licensed intellectual property— comprising the licensed patent rights, licensed know-how, a related license to HCW9109, and a technology transfer (collectively, the “Licensed IP”); and (ii) post-transfer development services consisting of an improved cell line and a master cell bank (collectively, the “Services”). The transaction price at inception was $6,650,000, reflecting the $7.0 million in upfront consideration less $350,000 was carved out as a contract liability related to prepaid optional post-transfer services. Development and regulatory milestone payments, royalties, and sales-based sublicensing consideration are fully constrained at inception and excluded from the transaction price. Non-sales-based sublicensing consideration remains constrained until the related uncertainty is resolved.

The Company allocated the transaction price to the two performance obligations using a relative standalone selling price basis. The standalone selling price of the Services was estimated using contemporaneous third-party Contract Research Organization (“CRO”) and Contract Manufacturing Organization (“CMO”) contracted pricing. The standalone selling price of the Licensed IP was estimated using the residual approach. The Licensed IP has significant standalone functionality and the Company does not expect to undertake activities that will change that functionality. Accordingly, the license is a right to use the Company’s functional intellectual property, and revenue allocated to the Licensed IP performance obligation was recognized at the point in time control of the Licensed IP transferred to Trimmune. Trimmune simultaneously receives and consumes the benefits of the Services as they are performed; accordingly, revenue allocated to the Services is recognized over time using a cost-to-cost measure of progress. Milestone payments will be recognized when the related constraint is resolved, typically upon achievement of the underlying clinical or regulatory event. Royalties and sales-based sublicensing consideration will be recognized when the underlying sales occur. The Opt-in Right is not a repurchase feature and does not require deferral of revenue at inception. If exercised, the Opt-in Right will be accounted for as a contract modification at that time.

For the three months ended March 31, 2026, the Company recognized $6.5 million of revenue under the Trimmune License, comprising the $6.3 million allocated to the Licensed IP recognized at closing and $230,000 of Services revenue earned through the reporting period. The contract liability of $470,000 reported in the accompanying condensed consolidated balance sheet represents $120,000 of remaining Services consideration and the $350,000 prepayment associated with the optional post-transfer services.

Trimmune is a variable interest entity. Through equity ownership in Trimmune, licensing fees, Opt-In Rights, milestone payments and other potential payments, the Company has variable interests. The carrying value of the Company’s interest in Trimmune was $3.5 million as of March 31, 2026, which is included in investments in the accompanying condensed balance sheet. The Company concluded that it is not the primary beneficiary and should not consolidate the entity. The Company has no control over the operating and business activities that most significantly impact the entity’s economic performance. The Company has contractually agreed to cede its voting rights as they relate to operations of the entity. This was accomplished through a voting rights agreement in which all shares are voted by the Chief Executive Officer of Trimmune and an agreement related to voting on the joint steering committee by which the Company agreed that Trimmune will have the tie-breaking vote. As a result, the Company’s role is to act as an advisor and expert for technical advice, but it does not have any power to control the activities of the entity. The Company’s exposure to loss is limited to its investment and rights under the contractual arrangement with Trimmune. Risk of economic loss is borne by Trimmune’s investors, who are not related parties with the Company. The Company is not obligated to participate in future investment rounds in Trimmune, nor does the Company have contractual obligations or guarantees to Trimmune or any of its employees or investors.

6. Sale of Common Stock and Warrants

Inducement Transaction and Shares held in Abeyance

On November 19, 2025, the Company entered into a warrant inducement agreement with a single institutional investor (the Investor”) who is an existing stockholder of the Company (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding Common Stock Warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 to purchase an aggregate of 1,510,205 shares of Common Stock at an amended exercise price of $2.66 per share, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses.

In consideration for the immediate exercise of the Common Stock Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new Common Stock Warrants to purchase up to 3,020,410 shares of Common Stock at an exercise price of $2.41 per share. In a private transaction entered into contemporaneously with the February 2026 Sale of Common Stock and Warrants discussed below, the Company agreed to an amendment to reduce the exercise price of these Common Stock Warrants to $0.6055 per share. However, the effectiveness of this amendment is subject to stockholder approval, which the Company expects to seek at its annual meeting of stockholders scheduled to be held on June 15, 2026.

As of December 31, 2025, there were 977,000 shares held in abeyance. On February 25, 2026 and March 16, 2026, the Investor requested that the Company issue 237,000 and 740,000 shares, respectively, of the remaining shares in abeyance.

February 2026 Sale of Common Stock and Warrants

On February 17, 2026, the Company entered into a securities purchase agreement (“SPA”) with the Investor, pursuant to which the Company issued 2,477,292 units (the “Units”) consisting of (i) 2,477,292 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,477,292 shares of Common Stock, and (ii) up to 2,477,292 Common Stock purchase warrants the exercise of which is conditioned on stockholder approval (the “Common Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 2,477,292 shares of Common Stock.

The Company’s Common Stock is listed on The Nasdaq Capital Market and, as such, the Company is subject to the Nasdaq Stock Market Rules. Nasdaq Stock Rule 5635(d) is referred to as the “Nasdaq 20% Rule.” In order to comply with the Nasdaq 20% Rule, the Company must seek stockholder approval to permit the potential issuance of more than 19.99% of outstanding Common Stock upon exercise of the Common Warrants in accordance with their terms. To meet the Nasdaq 20% Rule, the Company needs stockholder approval under the listing rules of Nasdaq to remove the Exchange Cap provisions in the SPA to permit the potential issuance of more than 20% of our outstanding Common Stock in accordance with the terms of the SPA.

The combined purchase price for each Unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and an accompanying Common Stock Warrant to purchase one share of Common Stock was $0.6054. The Common Stock Warrants have an exercise price of $0.6055 per share, will be exercisable only upon receipt of stockholder approval thereof in accordance with applicable Nasdaq rules, and expire on the five-year anniversary of such stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

The securities were offered pursuant to a registration statement on Form S-1, as amended (File No. 333-293396), which was declared effective by the Securities and Exchange Commission on February 17, 2026. The gross proceeds to the Company from the 2026 Offering are approximately $1.5 million before deducting the placement agent’s fees and other offering expenses of $389,056 payable by the Company. The offering closed on February 19, 2026.

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

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 3,020,410 shares of Common Stock (the “Existing Warrants”) to seek stockholder approval in accordance with applicable Nasdaq rules to reduce the exercise price of such Existing Warrants to the public offering price per Unit paid in the Offering (the “Existing Warrants Amendment Agreement”). There can be no assurance that we will obtain such stockholder approval or amend the Existing Warrants or as to the final terms of any amendments to the Existing Warrants. Until such time as stockholder approval is obtained, the Existing Warrants continue to remain outstanding with an exercise price of $2.41 per share.

The fair value of the Common Stock Warrants issued in this transaction was estimated at $1.3 million using the Black-Scholes option pricing model with assumptions including a term of 5 years, volatility of 131.8% and a risk-free rate of 3.57%. The change in fair value of the Existing Warrants which were amended to lower the exercise price from $2.41 to $0.6055 per share was estimated at $193,910 using the Black Scholes pricing model with the assumptions including term of 5.26 years, volatility of 131.8% and risk-free rate of 3.57%. As this was a transaction with an existing stockholder, the difference between the gross proceeds of $1.5 million and the fair value of securities issued and the modification of the warrant, or $3.0 million, was deemed to be an equity dividend to the Investor which was recorded in additional-paid-in capital as of March 31, 2026.

On March 16, 2026, the Investor exercised all of its Pre-Funded Warrants issued from the February 2026 offering, and the Company issued 2,477,292 shares of Common Stock.

Warrant Classification

The Common Warrants that may be exercised to purchase up to 2,477,292 shares of Common Stock issued on February 17, 2026 were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The Common Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Common Stock upon exercise, are indexed to the Company’s Common Stock and meet the equity classification criteria. In addition, the Common Warrants and the Pre-Funded Warrants do not provide any guarantee of value or return.

Upon modification of Existing Warrants, as of February 17, 2026, the Existing Warrants were reclassified as a warrant liability. Until stockholders approve the new strike price of $0.6055 per share, these warrants have a contingent strike price adjustment and will be treated as derivative liabilities, recorded at the fair value on the date of the transaction and remeasured to fair value for each subsequent reporting date, with changes in fair value recorded in earnings. As of February 17, 2026, the Company reclassified $1.6 million from Additional paid-in capital to noncurrent liabilities as a warrant liability. As of March 31, 2026, the Company reported a warrant liability of $928,435 on the condensed balance sheet and a change in fair value of $667,343 for the three months ended March 31, 2026 on the condensed statements of operations.

Compliance to Obtain Stockholder Approval

The Company held a Special Meeting of Stockholders on April 27, 2026 to obtain stockholder approval for the warrants issued or potentially amended in the February 2026 offering, but this meeting was adjourned for lack of quorum. The Company filed a definitive proxy statement for its Annual Meeting of Stockholders on April 28, 2026, which resubmitted the two proposals regarding these warrants. The Company is obliged to submit this matter to stockholders for their consideration every 60 days, until the Company obtains stockholder approval for the exercise of these warrants at $0.6055 per share. See Note 13. Subsequent Events.

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

On August 14, 2025, the Company and the Square Gate entered into a First Amendment to the Equity Purchase Agreement to provide a mechanism for submission by the Company and acceptance by the Square Gate of Put Notices under the Equity Purchase Agreement pursuant to which the Square Gate and the Company may agree to and execute multiple purchases and sales of Put Shares on the same trading day. Under the First Amendment, among other things, the purchase price of the intraday Put Shares will be the lowest traded price during a specified shortened valuation time period.

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

As of March 31, 2025, the Company concluded that the Equity Purchase Agreement for Standard Put Shares does not qualify for equity classification. On the effective date, the Company concluded that the fair value of the Equity Purchase Agreement at inception was zero and no asset or liability was recorded. As a result, fees paid to Square Gate in excess of the fair value of the Equity Purchase Agreement were expensed as incurred. Any issuance costs or other transaction costs attributable to a freestanding equity-linked financial instrument that is classified as an asset or liability should be recognized in earnings in the period incurred

The Commitment Fee was paid in-kind with an equivalent value of shares of the Company’s Common Stock. On March 12, 2025, the Company issued 9,616 shares of the Company’s Common Stock to Square Gate in payment of the Commitment Fee. At the Special Meeting of Stockholders held on March 31, 2025, stockholders approved the Company’s use of the Equity Purchase Agreement. Pursuant to the Registration Agreement, the Company filed a registration statement to register the underlying shares. On April 16, 2025, the SEC declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement. The Commitment Fee and issuance costs for the registration statement to register the underlying shares of Common Stock issued under the Equity Purchase Agreement were expensed.

For the three months ended March 31, 2025, the Company expensed the $150,000 Commitment Fee in the accompanying condensed statement of operations. During the three months ended March 31, 2025 and 2026, the Company did not put any shares to Square Gate under the SEPA.

8. Preferred Stock

As of December 31, 2025 and March 31, 2026, the Company had 10,000,000 shares of preferred stock authorized and no shares issued.

9. Net Income (Loss) Per Share

The following table summarizes the computation of the basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2025	2026
Numerator:
Net income (loss)	$(2,196,875)	$3,472,480
Equity dividend to investor	—	(1,488,472)
Net income (loss) attributable to Common Stockholders	$(2,196,875)	$1,984,008
Denominator:
Weighted-average Common Stock outstanding	1,116,891	5,425,871
Net income (loss) per share, basic and diluted	$(1.97)	$0.37

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At March 31,
	2025	2026
Common stock options	44,376	44,128
Common stock warrants	—	5,624,242
Potentially dilutive securities	44,376	5,668,370

The potential dilutive common stock options are options granted under the Company’s 2019 Equity Plan and 2021 Equity Plan were excluded from the calculation of diluted earnings per share and weighted average shares of Common Stock outstanding, as each of them had an exercise price that exceeded the average market price of the Company’s Common Stock during the period.

The potentially dilutive common stock warrants are (1) warrants to purchase up to 126,540 shares of Common Stock at $26.00 per share, (2) warrants to purchase up to 2,477,292 shares of Common Stock at $0.6055 per share (subject to stockholder approval) and (3) warrants to purchase up to 3,020,410 shares of Common Stock at $2.41 per share, which may be amended, subject to stockholder approval, to reduce the exercise price to $0.6055 per share. These Common Stock Warrants each had an exercise price that exceeded the closing price of the Company’s Common Stock as of March 31, 2026, and were excluded from the calculation of diluted earnings per share and weighted average shares of Common Stock outstanding.

10. Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, recognized in the period in which they occur.

For the three months ended March 31, 2025 and 2026, the Company recorded an income tax provision of $0 and $330,186 on pre-tax losses of $2.2 million and pre-tax income $3.8 million for effective tax rates of 0% and 8.68%, respectively. The effective tax rate differed from the statutory rate primarily because the Company recorded foreign withholding tax expense on China licensing revenue while receiving no corresponding U.S. tax benefit due to its full valuation allowance.

The following are income taxes paid by jurisdiction:

	Three Months Ended March 31,
	2025	2026
Income Tax Payments - U.S. Federal	$—	$—
Income Tax Payments - U.S. States	—	—
China - Income tax payments, net of refunds	—	330,186
Total income taxes paid	$—	$330,186

11. Segment Reporting

HCW Biologics Inc. has one reportable segment: life science. The life science segment consists of operations focused on discovering and developing novel immunotherapies to lengthen health span by disrupting the link between chronic, low-grade inflammation and diseases. The Company’s CODM is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net segment income (loss). The measure of segment assets is reported on the condensed balance sheet as total assets.

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of March 31, 2026. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance in conjunction with monitoring the results of R&D experiments for preclinical compounds and clinical trial data for clinical-stage compounds. The assessment of results of preclinical and clinical studies is critical to the allocation of resources by the CODM.

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2026:

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Net revenues	1,013	6,531,930

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	701,106	778,385
Manufacturing and materials	262,798	(9,959)
Preclinical expenses	177,111	217,566
Clinical trials	187,820	127,533
Overhead allocations	149,876	144,423
Total research and development expenses	1,478,711	1,257,948
General and administrative
Salaries, benefits and related expenses	788,490	523,353
Professional services(a)	454,369	485,137
Facilities and office expenses	94,330	112,912
Depreciation expenses	61,237	53,876
Rent and occupancy expenses	49,750	41,162
Insurance	290,269	194,442
Taxes	32,592	174,688
Other expenses	183,501	233,294
Total general and administrative expenses	1,954,538	1,818,864
Other segment items(b)	(1,235,361)	(347,548)
Total operating expenses	2,197,888	2,729,264
Net segment income (loss)	$(2,196,875)	$3,802,666

(a)	Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services related to SEC compliance, and legal fees related to patent filings.
(b)	Other segment items include the following unusual or nonrecurring items:

	Three Months Ended March 31,
	2025	2026
Arbitration legal fees, net	$(1,739,493)	$6,850
Accretion of fixed bonus upon maturity of Senior Notes, net	273,059	14,413
Interest expense	255,822	109,274
Indirect tax expense	--	198,146
Change in fair value of warrant liability	--	(667,343)
Other income, net	(24,749)	(8,888)
Other segment items	$(1,235,361)	$(347,548)

12. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. On January 27, 2025, the Company entered into a one-year lease for the same location which commenced on March 1, 2025 and terminated on February 28, 2026. On February 2, 2026, the Company entered into a one-year lease for the same location which commenced on March 1, 2026 and terminates on February 28, 2027. As a lease of 12 months or less in duration and qualifies for a short-term lease exemption under FASB ASC 842, Leases, for short-term leases, as provided for in ASC 842-20-25-2, which is the short-term lease exception whereby a lessee recognizes the lease payments in profit or loss on a straight-line basis over the lease term. The Company elected to account for this lease on a straight-line basis over the lease term and will not recognize a ROU asset and a lease liability as a result. The Company has no obligations under financing leases.

For the three months ended March 31, 2025 and 2026, rent expense recognized by the Company was $50,556 and $53,651, respectively, of which $26,476 and $28,097, respectively, are included in research and development in the accompanying condensed statements of operations.

Contractual Commitments

The Company has commitments with R&D outsourcing and development companies to supply us with clinical grade materials or other development services. As of March 31, 2026, it is under contract for future obligations of $396,100 it expects to pay during the year ending December 31, 2026.

Legal Matters

Legal Proceedings

From time to time, the Company is a party to or otherwise involved in legal proceedings, including suits, assessments, regulatory actions and investigations generally arising out of the normal course of business. In addition, the Company enters into agreements that may include indemnification provisions, pursuant to which the Company agrees to indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. When the Company believes that the outcome of such a matter will result in a liability that is probable to be incurred and result in a potential loss, or range of loss, that can be reasonably estimated, the Company will accrue a liability and make the appropriate disclosure in the footnotes to the condensed financial statements.

Arbitration, Settlement and General Release

As of July 13, 2024, the Company and Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer, entered into a confidential Settlement Agreement with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration. The Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024.

In January 2025, the Company received a $2.0 million insurance reimbursement which was paid directly to Cooley LLP (“Cooley”), the law firm that represented Dr. Wong in his defense in the Arbitration. On December 30, 2025, the Company entered a settlement agreement with Cooley related to legal fees incurred in connection with the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025 and March 31, 2026. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on amendments to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026.

After this settlement, as of December 31, 2025 and March 31, 2026, the Company recognized a liability of $6.2 million and $5.4 million, respectively, for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding in the accompanying condensed balance sheets.

Other Matters

During the year ended December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the facility. On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims and filed a timely response to the B&I MSJ. The cases were consolidated, and a Case Management conference was held. On February 19, 2026, a stipulation was submitted to the Court in connection with a settlement and release agreement between the Company and B&I calling for payment of $860,000 in total installments in settlement of amounts owed and an allowance for interest and other fees, the last installment of which is payable on or before May 31, 2026.

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

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million if the amount was paid in full by April 30, 2026. The Company paid $620,000 on March 3, 2026. On May 13, 2026, The Company was granted an extension for the repayment of the remaining $620,000 to May 26, 2026, under the condition that the balance amount will need to be re-settled to reflect the additional costs associated with legal attorney and interest loss through the extension date. See Note 13. Subsequent Events.

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The Company’s operations have been affected by many headwinds, including inflationary pressures, tariffs, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when procuring materials required for the buildout of our new headquarters, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s clinical trials, IND-enabling activities, buildout of the new headquarters, as well as the Company’s financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

13. Subsequent Events

Subsequent events have been evaluated through the date the condensed financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

The Company held a Special Meeting of Stockholders on April 27, 2026, at which the stockholders were asked to vote to approve two proposals that related to warrants held by the Investor where (1) certain warrants require stockholder approval for the issuance of Common Stock upon exercise and (2) previously issued warrants require stockholder approval to be repriced. Under applicable Nasdaq rules, the terms of these warrants make it necessary to obtain stockholder approval. These warrants were issued or amended in connection with the equity financing the Company completed on February 19, 2026. The Company is obliged to seek stockholder approval every 60 days until such approval is obtained. The Company will be required to continue incurring the costs associated with holding additional stockholder meetings until approval is obtained.

On April 27, 2026, the Company adjourned the Special Meeting of Stockholders due to a lack of quorum. The two proposals that were submitted for stockholder approval related to the Investor’s Common Stock Warrants that were issued or repriced in connection with the February 19, 2026 equity financing will be included in the proposals for the Annual Meeting of Stockholders that will be held on June 15, 2026.

On April 28, 2026, the Company filed a definitive proxy statement for the Annual Meeting of Stockholders. Stockholders will be asked to vote on five proposals, including a reverse stock split proposal, pursuant to which the Board recommends that the Company consider a range of 1-for-5 to 1-for-20. In addition, the stockholders will be asked to consider the two proposals related to the Investor’s Common Stock Warrants that were issued or repriced in connection with the February 19, 2026 equity financing. This vote will take place at the Annual Meeting on June 15, 2026.

On April 15, 2026, our Board of Directors unanimously approved and adopted an amendment to the Company’s Bylaws (as amended and restated to date, the “Bylaws”). The amendment, which is effective from and after April 28, 2026, lowers the quorum requirement contained in Section 1.5 of the Bylaws to provide that holders of thirty-three and one-third percent (33 1/3%) of the voting power, which includes the voting power that is present in person or by proxy, regardless of whether the proxy has authority to vote on any matter, constitutes a quorum for the transaction of business.

On May 5, 2026, the Company was granted a hearing with the Nasdaq Hearings Panel to present a compliance plan to regain compliance with the Bid Price Rule. As of the date of issuance, the Company has not received the Panel’s determination.

The Company is engaged in negotiations with B&I and EirGenix to extend payment terms for settlement agreements, which have not been finalized as of the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB”, “we,” “us” and “our” refer to HCW Biologics Inc.

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

Overview

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to support or treat diseases promoted by chronic inflammation. We have created novel compounds that represent a new class of drugs that we believe have the potential to fundamentally change the treatment of autoimmune disorders and other inflammatory diseases, cancer and senescence-associated dysplasia. Among other things, we have begun commercialization of certain commercial-ready proprietary compounds for use as reagents in the production of immunotherapeutics for the treatment of infectious diseases and cancer. We want our products to improve patients’ healthspan as well as their quality of life, and possibly extend longevity.

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

HCW Biologics has an experienced team led by Dr. Hing C. Wong, our Founder and CEO, who discovered and developed the immunotherapeutic Anktiva® (also known as ALT-803, an IL-15 receptor agonist) through pivotal trials. This blockbuster immunotherapeutic treatment for cancer was sold to ImmunityBio, Inc. in 2017 in a $1.0 billion acquisition. In April 2024, Anktiva® was approved by the U.S. Food and Drug Administration for its first indication, the treatment of BCG-Unresponsive Non-Muscle Invasive Bladder Cancer in combination with BCG.

Clinical Development Highlights

The Company has selected the following compounds for our clinical development programs, which are currently being developed in Company-sponsored programs:

HCW9302

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

On November 17, 2025, the first patient was dosed at The Ohio State University Wexner Medical Center for the Company-sponsored, multi-center first-in-human clinical trial to evaluate HCW9302 in patients with alopecia areata (NCT07049328). This marks a major milestone in the Company’s clinical development program in autoimmune diseases. With continued patient enrollment, a full Phase 1 human data readout is expected in Q4 2026.

HCW11-018b

HCW11-018b, the lead candidate of the “Big BiTE” program, is a tetra-valent T-cell engager designed to enhance anti-tumor activities and tolerability to treat a wide spectrum of solid tumors. The Company presented a poster at the American Association of Cancer Research Annual Meeting 2026, which took place from April 17 – 22, 2026 in San Diego, California.

The Company’s preclinical data showed HCW11-018b could significantly shrink well-established tumors and prevent cancer metastasis in xenograft animal models with broad coverage for human solid tumor indications. The new data in the poster has revealed the mechanism of action that drives these results. HCW11-018b utilizes Cis-binding (or cis-interaction) to regulate immune cell reactivity that masks the receptors which prevent trans-binding and inhibit membrane flexibility. The data showed that HCW11-018b is only activated within the tumor microenvironment, which is expected to increase the efficacy and tolerability of this tetra-valent T Cell Engager against human tumor cells.

IND-enabling activities are expected to be completed in the first half of 2027. The Company intends to file an IND application shortly thereafter, for authorization to evaluate HCW11-018b in patients with pancreatic cancer.

HCW11-040

HCW11-040 is a preclinical molecule that is a unique combination of cytokines and pembrolizumab, a generic form of Keytruda®, in a multi-functional fusion molecule. This lead product candidate exhibits the ability to expand exhausted progenitors T (“Tpex”) cells without a cytokine storm in preclinical studies. In addition, it exhibits superior immune-cell activation, expansion, and cytotoxicity against cancer cells and tumors when compared to pembrolizumab in in-vitro and in-vivo studies.

IND-enabling activities for HCW11-040 are expected to be completed in the second half of 2027. The Company intends to file an IND application shortly thereafter, for authorization to evaluate HCW11-040 in neonatal infants with bronchopulmonary dysplasia (“BPD”). BPD is a chronic lung disease affecting premature infants, characterized by lung damage from oxygen and ventilator use. Infants who have BPD may have long-term problems, including increased risk of asthma, respiratory infections, and potential delays in development.

Business Highlights

Advancing our programs may be accomplished through Company-sponsored programs or with a corporate partner. Business development transactions are considered a key aspect of our financing strategy. We continually assess our programs to determine the optimal path to successfully complete clinical development and launch commercialization.

Trimmune License

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

As of March 16, 2026, we received the full payment of the upfront licensing fee for the exclusive worldwide license for HCW11-006, a preclinical molecule, from Trimmune. The Company received $3.5 million in gross proceeds, or $2.9 million net of taxes. In addition to the cash portion of the upfront license fee, before taxes, the Company also received a minority co-founder equity interest in Trimmune. In addition, for additional compensation, Trimmune has an option to license the China rights to HCW9302.

HCW Biologics is eligible to receive additional payments under the license, including development milestone payments and double-digit royalties on future product sales, as well as a portion of the proceeds from certain future transaction(s) involving the licensed molecule, if and when such transaction(s) occur. Upon completion of Phase 1 by the licensee, the Company may exercise its Opt-In Rights to reclaim the rights to the Americas market. For an additional fee, Trimmune may exercise an option to license the China rights to HCW9302, the Company’s clinical-stage molecule, currently being evaluated in a Phase 1 trial in an autoimmune disorder. These elements were not deemed to be probable, and the Company did not recognize these events in the three months ended March 31, 2026.

Commercial-Ready Molecules Used as Reagents

On March 13, 2026, Science Advances, a peer-reviewed, high-impact journal, released a publication with the Company’s data that showed the Company’s proprietary, commercial-ready compound, HCW9206, could fundamentally change how CAR-T cell therapies are manufactured and potentially improve how they perform against diseases such as cancer and HIV. These findings support the Company’s belief that HCW9206 is a leap forward in both clinical potential and manufacturing efficiency. The Company is actively seeking an appropriate corporate partner to commercialize the reagent program.

Financing

On February 19, 2026, the Company raised $1.5 million before commission and transaction costs payable by us through the sale of 2,477,292 Units for $0.6055 per Unit, each consisting of one share of Common Stock (or Pre-funded Warrant that may be exercised to purchase one share of Common Stock) plus one Common Stock Warrant each of which can be exercised to purchase one share of Common Stock. In a private transaction, the Company agreed to reprice the 3,020,410 of Existing Warrants that were issued in November 2025 from $2.41 per share to $0.6055 per share. However, under Nasdaq rules, the investor’s ability to exercise the Common Stock Warrants issued in this transaction and the reduction of the exercise price for the Existing Warrants issued in November 2024 are both subject to stockholder approval. Pursuant to the terms of the warrants, the Company submitted two proposals to our stockholders at a Special Stockholders’ Meeting held on April 27, 2026, which had to be adjourned due to lack of quorum. These two proposals will be included in the matters put to a stockholders’ vote at the Company’s Annual Meeting, to be held on June 15, 2026.

Compliance with Nasdaq Listing Rules

An important part of the Company’s future financing plans is the ability to access the public markets for the sale of securities. This requires that the Company remain in compliance with all Nasdaq Listing Rules. On May 5, 2026, the Company was granted a Hearing before a Nasdaq Hearings Panel to appeal a determination by the Nasdaq Listing Qualifications Staff (the “Staff”) to delist the Company’s securities from The Nasdaq Capital Market (“Nasdaq”) due to the Company’s non-compliance with the $1.00 minimum bid price requirement. As of the date of issuance, the Company has not received the Panel’s determination.

Trends and Uncertainties

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

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

For discussion of risks related to potential impacts of supply chain, inflation, geopolitical and macroeconomic challenges on our operations, business results and financial condition, see Part I, Item 1A. “Risk Factors” in the Annual Report filed on March 31, 2026.

Components of our Results of Operation

Revenues

We have no products approved for commercial sale and have not generated any revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of autoimmune disorders, cancer and senescence-associated dysplasia. Since inception, our sole source of revenue is from license and clinical development supply agreements.

Wugen License

The Company entered the Wugen License with Wugen at the end of 2020, and we entered a development supply agreement with Wugen to provide it with clinical development materials needed for research and clinical development in the first quarter of 2021. On May 29, 2025, the Company agreed to a request from Wugen to suspend the Wugen License for a period of one year from the effective date of the suspension, or until May 29, 2026. During the suspension, the Company is free to enter licenses with other parties for the molecules that are subject of the Wugen license. The Company expects to generate revenue for ancillary services such as storage of clinical supply of material provided to Wugen while the license is in suspension.

The upfront, nonrefundable license fee included 2.2 million shares of Wugen common stock, which the Company will continue to hold even if the Wugen Licenses is terminated.

Trimmune License

On November 17, 2025, the Company and Beijing Trimmune Biotech Co., Ltd. (“Trimmune”) entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The parties restructured the terms of the original WY Biotech License to include the assignment of rights to Trimmune and an option to license HCW9302 for in vivo applications in China or Asia. The Company retained its Opt-In Rights for the Americas market, which we may exercise after Trimmune completes its first Phase 1 clinical study.

On March 16, 2026, the Company received the full nonrefundable upfront license fee, consisting of $3.5 million in gross cash proceeds, or $2.9 million net of taxes, and a transferable minority equity ownership interest in Trimmune with a fair value of $3.5 million, whereupon the transaction was deemed closed and the contract was binding.

In addition to the upfront license fee and Opt-In Rights, the Company is eligible to receive additional development milestone payments and double-digit royalties on future product sales. Further, in the event Trimmune elects to exercise its option to license HCW9302 in China or Asia, the Company will receive additional consideration. None of these elements met the threshold for recognition under Topic 606 as of March 31, 2026.

In accordance with the terms of the Trimmune License, the closing took place upon receipt of the full upfront payment.The Company recognized $6.5 million in revenue for the three months ended March 31, 2026 in the accompanying condensed statement of operations and deferred revenue of $470,000 in the accompanying condensed balance sheet. Deferred revenue relates to the Services Performance Obligation, for services not yet completed primarily for building of the master cell bank.

Operating Expenses

Our operating expenses are reported as research and development expenses and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	Employee-related expenses, including salaries, benefits, and stock-based compensation expense;

●	Expenses related to manufacturing and materials, consisting primarily of expenses incurred in connection with CMOs, which produce cGMP materials for clinical trials on our behalf;

●	Expenses associated with preclinical activities, including research and development and other IND-enabling activities;

●	Expenses incurred in connection with clinical trials; and

●	Other expenses, such as facilities-related expenses, direct depreciation costs for capitalized scientific equipment, and allocation for overhead.

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

We expect research and development expenses to increase substantially for the foreseeable future as we continue the development of our product candidates. We cannot reasonably determine the nature, timing, and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. See “Risk Factors — Risks Related to the Development and Clinical Testing of Our Product Candidates,” in our Annual Report for a discussion of some of the risks and uncertainties associated with the development and commercialization of our product candidates. Any changes in the outcome of any of these risks and uncertainties with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Legal Expenses (Recoveries), Net

Legal expenses (recoveries), net consist of legal fees incurred in connection with the Arbitration and related proceedings involving the Company and Dr. Hing C. Wong, net of insurance reimbursements received. The Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024. On an ongoing basis, the Company will continue to incur some costs to remain in compliance with the settlement and release, primarily related to maintenance of proper patent protection for the Company’s intellectual property rights.

Indirect Tax Expense and Income Tax Expense

In connection with the payment of the nonrefundable upfront license fee from Trimmune, the Chinese government withheld indirect taxes (VAT) of $198,146 and income taxes of $330,186. The Company intends to apply for a tax refund.

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

During the three months ended March 31, 2025, the Company recognized $6.9 million in principal amount of Secured Notes. During the second quarter of 2025, certain noteholders agreed to restructure amounts owed by the Company and convert to equity. Noteholders who purchased notes for $325,000 did not elect to convert their Secured Notes. The Secured Notes bear interest at an annual rate of 9%, payable quarterly in arrears. These noteholders are also entitled to a fixed bonus, payable on the Maturity Date, which is accreted on a straight line basis.

On May 8, 2025, the Company issued a $150,000 promissory note with a personal guarantee from the Company’s Founder and Chief Executive Officer, which has an original issue discount of $75,000 which is accreted on a straight-line basis from the date of issuance to the Maturity Date of February 7, 2026 (the “Secured Promissory Note”). The Company repaid $225,000 on February 6, 2026.

Change in fair value of Warrant Liability

As a result of the modification of existing warrants that may be exercised to purchase up to 3,020,410 shares of Common Stock to lower the strike price from $2.41 to $0.6055 per share, the Company classified these warrants as a warrant liability and recognized it at fair value on the date of the modification. The Company will recognize the change in fair value of the warrant liability in each subsequent reporting period, so long as the warrant liability remains classified as a derivative liability. In the three months ended March 31, 2026, the Company recognized a change in fair value of $667,343.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Net revenues	1,013	6,531,930

Operating expenses:
Research and development	1,478,711	1,257,948
General and administrative	2,227,597	1,833,277
Legal expenses, net	(1,739,493)	6,850
Indirect tax expense	—	198,146
Total operating expenses	1,966,815	3,296,221
Operating income (loss)	(1,965,802)	3,235,709
Interest expense	(255,822)	(109,274)
Change in fair value of warrant liability	—	667,343
Other income, net	24,749	8,888
Net income (loss) before income taxes	$(2,196,875)	$3,802,666
Income tax expense	—	(330,186)
Net income (loss)	$(2,196,875)	$3,472,480
Equity dividend to investor	—	(1,488,472)
Net income (loss) attributable to Common Stockholders	$(2,196,875)	$1,984,008
Net income (loss) per share, basic and diluted	$(1.97)	$0.37
Weighted average shares outstanding, basic and diluted	1,116,891	5,425,871

Comparison of the Three Months ended March 31, 2025 and March 31, 2026

Revenues

The Company recognized revenues of $5,065 and $6.5 million for the three months ended March 31, 2025 and 2026, respectively. The Company recognized revenues of $5,065 and $13,001 for the three months ended March 31, 2025 and 2026, respectively, in connection with the Wugen License. The Wugen license is currently suspended for a period of one year, which ends on May 29, 2026. While the license is in suspension, the Company will recognize revenue from ancillary activities such as storage. On March 16, 2026, the Trimmune license transaction closed, the Company recognized $6.5 million in revenue of the nonrefundable upfront license fee, which was paid in a combination of cash and an in-kind payment in the form of a transferable equity interest in Trimmune.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and March 31, 2026:

	Three Months Ended March 31,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$701,106	$778,385	$77,279	11%
Manufacturing and materials	262,798	(9,959)	(272,757)	(104)%
Preclinical expenses	177,111	217,566	40,455	23%
Clinical trials	187,820	127,533	(60,287)	(32)%
Other expenses	149,876	144,423	(5,453)	(4)%
Total research and development expenses	$1,478,711	$1,257,948	$(220,763)	(15)%

Research and development expenses decreased by $220,763, or 15%, from $1.5 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. The decrease was primarily due to a decline in manufacturing and materials and clinical expenses, partially offset by increases in salaries and benefits and preclinical expenses.

Salaries, benefits, and related expenses increased by $77,279, or 11%, from $701,106 for the three months ended March 31, 2025 to $778,385 for the three months ended March 31, 2026. This increase is primarily due to increases of $74,419 in salaries and related taxes and $11,727 for health insurance and other benefits, partially offset by a decrease of $8,867 for stock-based compensation expense.

Manufacturing and materials expense decreased by $272,757, or 104%, from $262,798 for the three months ended March 31, 2025 to a contra-expense of $9,959 for the three months ended March 31, 2026. In the three months ended March 31, 2025, expenses were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101, which was wrapped up prior to the three months ended March 31, 2026. The contra-expense reported in the three months ended March 31, 2026 was primarily due to a refund of insurance costs related to clinical materials stored and insured on behalf of our licensee, Wugen.

Expenses associated with preclinical activities increased by $40,455, or 23%, from $177,111 for the three months ended March 31, 2025 to $217,566 for the three months ended March 31, 2026. The Company received clearance of its IND from the FDA to evaluate HCW9302 in a Phase 1 clinical study in patients with alopecia areata in the three months ended March 31, 2025. In the three months ended March 31, 2026, the Company incurred expenses related to experimental drug testing and preparations for IND applications for HCW11-018b and HCW11-040. The $40,455 increase in expenses is attributable to increases of $23,926 in fees paid to collaborators and $16,529 for drug testing.

Expenses associated with clinical activities decreased by $60,287, or 32%, from $187,820 for the three months ended March 31, 2025 to $127,533 for the three months ended March 31, 2026. The decline in expenses is primarily attributable to a decrease in $84,531 in fees for collaborators and other professional services, partially offset by increases of $14,293 in patient-related fees and $9,951 in software licenses and data management fees.

Other expenses decreased by $5,541, or 4%, from $149,876 for the three months ended March 31, 2025 to $144,423 for the three months ended March 31, 2026. The decline is primarily attributable to a $12,721 decrease in depreciation for scientific equipment, partially offset by increases of $2,754 for equipment and repairs and $2,203 in rent and occupancy expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and March 31, 2026:

	Three Months Ended March 31,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$788,490	$523,353	$(265,137)	(34)%
Professional services	454,369	485,137	30,768	7%
Facilities and office expenses	94,330	112,912	18,582	20%
Accretion of fixed bonus upon maturity of Senior Notes, net	273,059	14,413	(258,646)	NM
Depreciation	61,237	53,876	(7,361)	(12)%
Rent and occupancy expense	49,750	41,162	(8,588)	(17)%
Other expenses	506,362	602,424	96,062	19%
Total general and administrative expenses	$2,227,597	$1,833,277	$(394,320)	(18)%

General and administrative expenses decreased $394,320, or 18%, from $2.2 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. The decrease is primarily due to decreases in salaries and benefits and the accretion expense related to the fixed bonus payment due to the holders of the Secured Notes, in the event they are repaid on the Maturity Date of August 30, 2026.

Salaries, benefits and related expenses decreased by $265,137, or 34%, from $788,490 for the three months ended March 31, 2025 to $523,353 for the three months ended March 31, 2026. The decrease is primarily due to decreases of $256,757 in stock-based compensation expense, as equity awards reached full vesting in particular for our Chief Executive Officer, and $10,000 in Board compensation, as we had one fewer Board member in the three months ended March 31, 2026 than we did in the three months ended March 31, 2025.

Professional services increased by 30,768, or 7%, from $454,369 for the three months ended March 31, 2025 to $485,137 for the three months ended March 31, 2026. Professional services include corporate legal services, legal services for procuring patents, as well as other professional services, such as auditing and tax advisory fees. The increase is primarily attributable to a $40,418 increase in fees for corporate legal services, partially offset by a decrease of $7,724 for legal services related to patents.

Facilities and office expenses increased by $18,582, or 20%, from $94,330 for the three months ended March 31, 2025 to $112,912 for the three months ended March 31, 2026, primarily due to increases of $15,798 for general office expenses such as utilities and other services, such as electricity and waste disposal.

Accretion of fixed bonus upon maturity of Secured Notes decreased by $258,646, from $273,059 for the three months ended March 31, 2025 to $14,413 for the three months ended March 31, 2026. This change is due to the restructuring and conversion of Secured Notes on May 7, 2025. At the time of the restructuring, the net carrying amount of the restructured Secured Notes was $7.4 million including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. On May 7, 2025, the Company extinguished $7.4 million of debt through the issuance of 253,083 shares of Common Stock, warrants to purchase 126,540 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in Wugen. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Other expenses increased by $96,063, or 19%, from $506,362 for the three months ended March 31, 2025 to $602,425 for the three months ended March 31, 2026. The increase is primarily attributable to increases of $142,096 in taxes, $32,648 in expenses related to financing activities, and $15,475 in expenses related to the purchase of employee subscriptions and books, partially offset by a decrease of $95,927 in the cost of insurance.

Legal Expenses (Recoveries), Net

For the three months ended March 31, 2025, the Company reported a contra expense of $1.7 million for legal expenses (recoveries), net, reflecting a $2.0 million insurance recovery and legal fees of $260,507. The Arbitration was settled on July 13, 2024, and the Arbitration and related Complaint were dismissed with prejudice as of December 31, 2024. For the three months ended March 31, 2026, the Company reported an expense of $6,850 for legal expenses (recoveries), net.

Interest Expense

In the three months ended March 31, 2025 and 2026, the Company recognized interest expense of $255,822 and $109,274, respectively, including the following items which were reported within Interest expense on the condensed statements of operations:

●	For the three months ended March 31, 2025 and 2026, $91,035 and $89,192 in cash for interest, respectively, related to the 2022 Loan, which was recognized as an expense in both periods.

●	For the three months ended March 31, 2025 and 2026, $153,234 and $7,212 in interest expense, respectively, related to the Secured Notes.

●	For the three months ended March 31, 2026, $10,278 in accretion expense for original issue discount of the Secured Promissory Note which was repaid on February 6, 2026.

●	For the three months ended March 31, 2025 and 2026, the Company recognized $2,592 in both periods for the amortization of debt issuance costs related to the 2022 Loan.

●	For the three months ended March 31, 2025, the Company recognized $8,961 for the amortization of issuance costs for the Secured Notes.

Change in Fair Value of Investment

There was no change in fair value of the investment in Wugen shares in the three months ended March 31, 2025 or 2026.

Change in Fair Value of Investment and Contingent Liability

There was no change in fair value of the investment in Wugen shares in the three months ended March 31, 2025 or 2026.

Other Income, Net

The change in Other income, net was de minimus, from $24,749 for the three months ended March 31, 2025 and $8,888 for the three months ended March 31, 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and expects to continue to incur operating losses for the foreseeable future. Since inception to March 31, 2026, the Company incurred cumulative net losses of $102.3 million.

Since inception to March 31, 2026, the Company has funded operations primarily through the sale of stock; issuance of Senior Notes; and revenues generated from the Company’s exclusive worldwide licenses to develop and commercialize certain internally developed molecules between the Company and Wugen, Inc. (“Wugen”) and the Company and Beijing Trimmune Biotech Co. Ltd. (“Trimmune”), and the manufacturing and supply arrangement to provide research and clinical materials to Wugen. On May 29, 2025, the Company agreed to suspend the Wugen license for a period of one year while Wugen restructured its clinical programs to focus on its breakthrough CAR-T program. From inception on December 24, 2020 to March 31, 2025, the Company recognized over $16.0 million in revenue in connection with the Wugen license. On March 16 2026, the closing for the Trimmune license transaction occurred upon receipt of the full upfront license fee. For the three months ended March 31, 2025 and 2026, the Company recognized revenues of $5,065 and $6.5 million, respectively. The Trimmune upfront license fee consisted of $3.5 million in gross cash proceeds, or $2.9 million net of taxes, and an in-kind payment of a transferable minority equity interest in Trimmune.

On February 19, 2026, the Company completed a $1.5 million equity financing in which it issued Pre-Funded Warrants to purchase 2,477,292 shares of Common Stock for $0.0001 per share and Common Stock Warrants to purchase up to 2,477,292 shares of Common Stock for $0.6055 per share. Contemporaneously with this transaction, the Company agreed to amend previously issued Existing Warrants to purchase up to 3,020,410 shares of Common Stock to lower the exercise price from $2.41 per share to $0.6055 per share. Pursuant to the terms of these Common Warrants, in order to be exercisable for $0.6055 per share, the Company is required to seek stockholder approval every 60 days until such approval is obtained. The Company will be required to continue incurring the costs associated with holding additional stockholder meetings until approval is obtained. For the Existing Warrants exercisable for $2.41 per share, until stockholder approval is obtained to amend the exercise price, these Existing Warrants remain outstanding and exercisable at $2.41 per share.

On December 30, 2025, the Company entered a settlement agreement with Cooley related to legal fees incurred in connection with the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. After this settlement, as of March 31, 2026, the Company has a liability of $5.4 million for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million if the amount was paid in full by April 30, 2026. The Company paid $620,000 on March 3, 2026. On May 13, 2026, The Company was granted an extension for the repayment of the remaining $620,000 to May 26, 2026 under the condition that the balance amount will need to be re-settled to reflect the additional costs associated with legal attorney and interest loss through the extension date.

On February 19, 2026, a stipulation was submitted to the Court in connection with a settlement and release agreement between the Company and B&I, calling for payment of $860,000 in total installments to settle amounts owed, including an allowance for interest and other fees, the last installment of which is payable on or before May 31, 2026.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis as of March 31, 2026 was not alleviated.

Because of the numerous risks and uncertainties associated with the clinical development and commercialization of immunotherapeutics, we are unable to estimate the exact amount of capital requirements to pursue these activities. Our funding requirements will depend on many factors, including, but not limited to:

●	timing, progress, costs, and results of our ongoing preclinical studies and clinical trials of our immunotherapeutic products;

●	costs, timing, and outcome of regulatory review of our product candidates;

●	number of trials required for regulatory approval;

●	whether we enter into any cooperative, collaboration or co-development agreements and the terms of such agreements;

●	whether we raise additional funding through bank loan facilities, other debt arrangements, out-licensing or joint ventures, cooperative agreements or strategic collaborations;

●	effect of competing technology and market developments;

●	cost of maintaining, expanding, and enforcing our intellectual property rights;

●	impact of future arbitration, litigation, regulatory inquiries, or investigations, as well as costs to indemnify our officers and directors against third-party claims related to our patents and other intellectual property:

●	cost and timing of buildout of the Company’s new manufacturing and laboratory facilities, including manufacturing for biologics and upgraded research and development facilities, including risks of cost overruns and delays, and ability to obtain additional financing, if needed;

●	impact of legal actions taken by BE&K and other lien holders related to foreclosure and other claims; and

●	costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive regulatory approval.

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

Comparison of the Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2026

The following table summarizes our cash flows for the three months ended March 31, 2025 and March 31, 2026:

	Three Months Ended March 31,
	2025	2026
Cash used in operating activities	$(3,513,856)	$(1,575,226)
Cash provided by (used in) investing activities	—	—
Cash provided by (used in) financing activities	(53,103)	851,641
Net decrease in cash and cash equivalents	$(3,566,959)	$(723,585)

Operating Activities

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2025 and $1.6 million for the three months March 31, 2026.

Cash used in operating activities for the three months ended March 31, 2025 consisted primarily of net loss for the period of $2.2 million, as well as cash used due to a decrease of $2.4 million in Accounts payable and other liabilities and an increase of $257,894 in Prepaid expenses and other assets. The uses were partially offset by cash provided by operations, which consisted of a $494,708 decrease in Account receivable and noncash adjustments of $419,010 for Depreciation, amortization and accretion, $275,642 for stock-based compensation and $150,000 for a Commitment Fee paid in shares of the Company’s Common Stock.

Cash used in operating activities for the three months ended March 31, 2026 consisted primarily of noncash revenue in the form of an in-kind payment of a transferable minority equity interest in Trimmune recognized at the fair value of $3.5 million, as well as $1.3 million of cash used to decrease Accounts payable and other liabilities, an decrease in cash arising from an adjustment for a non-cash change in fair value of warrant liability of $667,343, and $117,883 of cash used to increase Prepaid expenses and other assets. The uses were partially offset by cash provided by operations, which consisted of $3.5 million of net income and increases of $470,000 in Deferred revenue and noncash adjustments, including $142,049 for Depreciation, amortization and accretion and $10,019 for stock-based compensation.

Investing Activities

There was no cash used in or provided by investment activities for the three months ended March 31, 2025 or 2026.

Financing Activities

During the three months ended March 31, 2025, $53,103 was used by financing activities which consisted primarily of $32,460 for a debt repayment and $22,297 for issuance of Common Stock.

During the three months ended March 31, 2026, $851,641 of cash was provided by financing activities which consisted primarily of $1.5 million of cash provided through the issuance of pre-funded warrants and common stock warrants partially offset by $389,056 of cash used for issuance costs and $259,303 of cash used for debt repayment.

Noncash financing activities consisted of a $1.5 million dividend to investor as a result of a financing transaction with an existing stockholder, deemed to be a related party. On February 19, 2026, the Company closed on a financing with gross proceeds of $1.5 million, in which we issued shares of the Company’s Common Stock, new warrants to exercise to purchase shares of the Company’s Common Stock and repriced previously issued warrants. The Company estimated the fair value of the securities issued and repriced warrants was $3.0 million. As a result, the Company recorded a $1.5 million dividend to additional paid-in capital as of March 31, 2026.

Critical Accounting Policies, Significant Judgements and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

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

Revenue Recognition

We recognize revenue under the guidance of Topic 606. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer. See Note 1 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.

Other than the above, there have been no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies, Significant Judgements and Use of Estimates” in our Annual Report.

Recent Accounting Pronouncements

As of December 31, 2026, the Company will cease to be an ‘emerging growth company’ as defined in the Jumpstart Our Business Startups Act of 2012. We expect to remain a nonaccelerated filer and smaller reporting company. The Company is currently assessing potential regulatory and operational changes that may be required as a result.

See also Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we had cash and cash equivalents of $1.2 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our Wugen common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). Based on that evaluation, two material weaknesses in the internal control over financial reporting (described below) were identified. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026.

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

Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2026, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, one material weakness over financial reporting was identified (described below). Our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2026.

Previously Reported Material Weaknesses

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, a material weakness over financial reporting was identified (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed financial statements would not be prevented or detected on a timely basis.

A material weakness was identified related to management’s assessment of long-lived assets for impairment. This material weakness resulted in an adjustment of $1.5 million to the Company’s audited financial statements for the year ended December 31, 2025. Additionally, this material weakness could result in misstatements of long-lived assets (property, plant and equipment) or disclosures that would result in a material misstatement to the annual or condensed financial statements that would not be prevented or detected.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026.

Material Weakness Identified in Current Reporting Period

As of March 31, 2026, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, a material weakness over financial reporting was identified (described below). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or condensed financial statements would not be prevented or detected on a timely basis.

Management identified a material weakness in the Company’s internal control over financial reporting related to a lack of precision of review to identify the improper application of the accounting guidance for warrant modifications under ASC 815-40 for the modification of warrants issued in November 2025 (the “Existing Warrants”). In connection with a financing completed on February 17, 2026, the Company agreed, subject to stockholder approval, to reprice the Existing Warrants from an exercise price of $2.41 per share to $0.6055 per share. The Company originally concluded the modification did not result in a change in the instrument’s classification.  As a result of the material weakness, the Company determined that the Existing Warrants should have been reclassified from equity to a liability and accordingly recognized a warrant liability of approximately $1.6 million on February 17, 2026. The warrant liability is required to be remeasured at fair value at each subsequent reporting date, with changes in fair value recognized in earnings.

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

A remediation plan will include obtaining a current appraisal at least once a year in preparation for the Annual Report, and more often if the market appears to be weakening or other triggers for an indication of impairment have occurred. Management intends to establish procedures to ensure proper monitoring of indicators of impairment such as a significant market price decrease, adverse changes in physical condition/usage, legal factors, or current-period operating losses, for each reporting period. For complex transactions, management resolved to allow for more time and resources to determine proper accounting and disclosure of these transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The legal matters included in our Annual Report continue to apply to us and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Additional facts not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

On July 18, 2024, we announced that, as of July 13, 2024, we and Dr. Hing C. Wong, our Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration. The Arbitration and related Complaint were dismissed with prejudice on or about December 24, 2024. The Company retains ownership and control of the TOBITM platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBITM platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the Wugen license and shares of Wugen common stock transferred to the Company as the upfront licensing fee from Wugen for granting the Wugen license. For our molecule, HCW9218, we maintain the exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing for the treatment of cancer and other age-related diseases. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

As the Company reported in a Form 8-K, on April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response thereto. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. On August 8, 2025, B&I Contractors, Inc. (“B&I”), one of the defendants in the BE&K Complaint, filed a motion for summary judgment (the “MSJ”) as to the Count I (Foreclosure of Construction Lien). The Company has responded to the BE&K and Fisk Complaints and cross-claims as well as the B&I MSJ. The cases were consolidated, and a Case Management conference was held. On February 19, 2026, a stipulation was submitted to the Court in connection with settlement and release agreement between the Company and B&I, calling for payment of $860,000 in total installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026. The remaining parties are engaged in discovery and the court set the case for trial in early December 2026.

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

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. On December 30, 2025, the Company entered a settlement agreement with Cooley LLP (“Cooley”) related to the remaining balance of $7.5 million still outstanding for the payment of legal fees incurred in connection the defense of Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of March 31, 2026. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on amendments to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. As of December 31, 2025 and March 31, 2026, the Company reported a liability of $6.2 million and $5.4 million, respectively, for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

On December 9, 2025, the Company entered into a settlement agreement with its contract development and manufacturing organization, EirGenix, Inc. (“EirGenix”). Outstanding obligations owed to EirGenix Inc. related to manufacturing costs were $1.7 million. The parties agreed to reduce this amount to $1.2 million if the amount was paid in full by April 30, 2026. The Company paid $620,000 on March 3, 2026. On May 13, 2026, The Company was granted an extension for the repayment of the remaining $620,000 to May 26, 2026, under the condition that the balance amount will need to be re-settled to reflect the additional costs associated with legal attorney and interest loss through the extension date.

On February 19, 2026, a stipulation was submitted to the Court in connection with a settlement and release agreement between the Company and B&I, calling for payment of $860,000 in total installments in settlement of amounts owed and an allowance for interest and other fees the last installment of which is payable on or before May 31, 2026.

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

Restructuring and Conversion of Secured Notes

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

As of October 31, 2024, the Company issued an aggregate of $6.9 million of Secured Notes, with $2.9 million from the Company’s officers and members of the board of directors, including $2.4 million purchased by Dr. Hing C. Wong, Founder and CEO, $220,000 purchased by Rebecca Byam, Chief Financial Officer, $140,000 purchased by Scott T. Garrett, Chairman of the board of directors, $60,000 purchased by Gary M. Winer, who was serving as a member of the board of directors at the time of his investment, $25,000 purchased by Lee Flowers, Senior Vice President for Business Development, and $25,000 purchased by Rick S. Greene, member of the board of directors.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in Wugen (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

On February 20, 2025, the Company and certain Noteholders agreed to Principal Terms for Conversion of their Secured Notes. Noteholders and the Company agreed that, subject to stockholder approval, at least $6.6 million in principal amount of the Secured Notes will be converted into shares of our Common Stock at a conversion price of $26.00 per share. As part of the conversion, the Company will issue warrants to purchase shares of our Common Stock to the converting Noteholders for up to an additional $3.3 million of shares of our Common Stock, at an exercise price of $26.00 per share. Upon conversion, converting Noteholders would be subject to a lock-up period of 180 days from the date of conversion. Further, the Escrow Agreement will be amended such that the proceeds from the Pledged Collateral will be allocated among the Company and the converting Noteholders, as provided for in the Principal Terms. The conversion of principal amount of the Secured Notes will result in a dollar-for-dollar increase in stockholders’ equity (partially offset by the carrying value of the portion of the Company’s investment in the Pledged Collateral the proceeds of which will be paid to converting Noteholders), contributing to the Company’s plan to gain compliance with the Nasdaq Minimum Shareholder Equity Rule and to maintaining listing of the our Common Stock on Nasdaq.

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

Unsecured Promissory Notes

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of Wugen common stock, if and when such shares are ever sold, determined by the number of the Wugen shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, who was serving as a member of the Company’s Board of Directors at the time of his investment. As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted upon completion of a $5.0 million equity financing.

Special Meeting of Stockholders

As required in the $1.5 million equity offering and repricing of existing warrants that closed on February 19, 2026, the Company held a Special Meeting of Stockholders on April 27, 2026 at 10:00 a.m. Eastern Time. At the Special Meeting the Company submitted the following two proposals to its stockholders for approval:

Proposal 1: To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our Common Stock upon exercise of up to 2,477,292 Common Stock Purchase Warrants (the “Common Warrants”) issued pursuant to that certain Securities Purchase Agreement, dated February 17, 2026 (the “SPA”), entered into in connection with the Company’s follow-on public offering of Units (the “Offering”), which Offering was conducted pursuant to a registration statement (the “Registration Statement”) declared effective by the SEC on February 17, 2026 and closed on February 19, 2026, as previously disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026, each Unit consisting of (i) one share of Common Stock or one Pre-Funded Warrant to purchase one share of Common Stock and (ii) one Common Warrant, with such Common Warrants exercisable only upon receipt of stockholder approval and having an exercise price equal to 100% of the public offering price per Unit, and such additional terms and conditions of the Common Warrants not materially inconsistent with the foregoing as our Board may hereafter approve; and

Proposal 2: To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the repricing of certain warrants issued on November 20, 2025 to purchase up to 3,020,410 shares of our Common Stock (the “Existing Warrants”) pursuant to that certain Existing Warrants Amendment Agreement, dated February 17, 2026, entered into in connection with the Offering conducted pursuant to the Registration Statement (as disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026), to reduce the exercise price of the Existing Warrants from $2.41 per share to $0.6055 per share, and to approve the issuance of shares of our Common Stock upon exercise of the Existing Warrants as so amended, and such additional terms and conditions of such amendment not materially inconsistent with the foregoing as our Board may hereafter approve.

The Special Meeting was adjourned due to lack of quorum. These two proposals were added to the proposals presented to stockholders for their consideration in a definitive proxy filed for the Annual Meeting on April 28, 2026.

Change in Quorum Approved Unanimously by Board of Directors

On April 15, 2026, our Board of Directors unanimously approved and adopted an amendment to the Company’s Bylaws (as amended and restated to date, the “Bylaws”). The amendment, which is effective from and after April 28, 2026, lowers the quorum requirement contained in Section 1.5 of the Bylaws to provide that holders of thirty-three and one-third percent (33 1/3%) of the voting power, which includes the voting power that is present in person or by proxy, regardless of whether the proxy has authority to vote on any matter, constitutes a quorum for the transaction of business.

Annual Meeting of Stockholders

On April 28, 2026, the Company filed a definitive proxy for our Annual Meeting to be held on June 15, 2026, at which the Company will submit the following five proposals to its stockholders for approval:

1. Election of Directors. To elect the Class II directors listed in the accompanying proxy statement to serve a three-year term expiring at the 2029 annual meeting of stockholders and until such director’s successor is duly elected and qualified or until such director’s earlier death, resignation, disqualification or removal (“Proposal One”).

2. Appointment of Company’s Auditors. To ratify the appointment of Crowe LLP as the independent registered public accounting firm of HCW Biologics Inc. for the fiscal year ending December 31, 2026 (“Proposal Two”).

3. Reverse Stock Split to Maintain Nasdaq Listing. To approve an amendment to the Company’s certificate of incorporation on or before the one (1) year anniversary of the Annual Meeting, to implement one or more reverse stock splits of the outstanding shares of the Company’s common stock, par value $0.0001 per share (our “Common Stock”) (as necessary to maintain a listing of our Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”)) in an aggregate range from one-for-five (1::5) up to one-for-twenty (1::20). (“Proposal Three”).

4. Issuance of Shares Upon Exercise of Common Warrants. To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our Common Stock upon exercise of up to 2,477,292 Common Stock Purchase Warrants (the “Common Warrants”) issued pursuant to that certain Securities Purchase Agreement, dated February 17, 2026, entered into in connection with the Company’s follow-on public offering of Units, consisting of one share of Common Stock purchased for $0.6055 and one Common Warrant which may be exercised to purchase one share of Common Stock for $0.6055 per share. The Company is obliged to submit this proposal for a stockholders’ vote every 60 days, until passed. (“Proposal Four”); and

5. Warrants Repricing Proposal. To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the repricing of certain warrants issued on November 20, 2025 to purchase up to 3,020,410 shares of our Common Stock pursuant to that certain Existing Warrants Amendment Agreement, dated February 17, 2026, to reduce the exercise price of the Existing Warrants to $0.6055 per share, and to approve the issuance of shares of our Common Stock upon exercise of the Existing Warrants as so amended. The Company is obliged to submit this proposal for a stockholders’ vote every 60 days, until passed or until such warrants are no longer outstanding. (“Proposal Five”).

The complete definitive proxy statement is included in Exhibit 10.40 to this Quarterly Report.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Index

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.1a	Certificate of Amendment of Certificate of Incorporation, filed March 31, 2025	8-K	001-40591	3.1a	04/01/2025
3.1b	Certificate of Correction of the Certificate of Amendment of Certificate of Incorporation, filed April 1, 2025	8-K	001-40591	3.1b	04/01/2025
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
4.3	Form of New Warrant	8-K	001-40591	4.1	11/20/2025
4.4	Form of Common Stock Purchase Warrant	8-K	001-40591	4.1	02/19/2026
4.5	Form of Common Stock Warrant, dated May 7, 2025, between Company and Holder	10-Q	001-40591	10.13	08/18/2025
4.7	Form of Pre-Funded Warrant Purchase Warrant	S-1	333-295280	4.7	04/23/2026
10.1	Form of Inducement Agreement between the Company and Armistice Capital Management LLC	8-K	001-40591	10.1	11/20/2025
10.2	Securities Purchase Agreement, dated February 17, 2026, between Company and Purchaser	8-K	001-40591	10.2	02/19/2026
10.3	Amendment to Existing Warrants Agreement, dated February 17, 2026, between the Company and Purchaser	8-K	001-40591	10.3	02/19/2026
10.4	Form of Lock-up Agreement	S-1	333-393396	10.42	02.11.2026
10.5	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.6+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.7+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.8+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.9+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.10+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
10.11+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.12+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.13+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.14†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.15†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.16†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.17#	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.18#	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.19	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	001-40591	10.1	02/22/2024
10.20	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchase party thereto	10-Q	001-40591	10.1	08/14/2024
10.21	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.3	08/14/2024
10.22	Form of Escrow Agreement, dated May 1, 2025, by and between the Company, Escrow Agent and Noteholder party thereto	10-Q	001-40591	10.4	08.14.2024
10.23	Form of First Amendment to Amended and Restated Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser party thereto	10-Q	001-40591	10.5	11/14/2024
10.24	Form of Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	001-40591	10.2	08/14/2024
10.25	Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements, dated May 1, 2025, between Company and Holder	10-Q	001-40591	10.12	08/18/2025
10.26	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	2/21/2025
10.27	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	8-K	001-40591	10.2	2/21/2025
10.28	First Amendment to the Equity Purchase Agreement, dated August 14, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	08/15/2025

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
10.29	Amended and Restated Amended and Restated License, Research and Co-Development Agreement, dated November 17, 2025, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.40	02/11/2026
10.30†#	Amendment 1 to Amended and Restated License, Research and Co-Development Agreement, dated January 27, 2026, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.43	02/11/2026
10.31†#	Shareholder Purchase Agreement, dated October 10, 2025, between co-founders of Beijing Trimmune Biotech Co., Ltd., including the Company	S-110.35	333-293396	10.44	02/11/2026
10.32	Exclusive License Agreement 12-Month Suspension, dated May 29, 2025, between the Company and Wugen, Inc.	10-Q	001-40591	10.17	08/18/2025
10.33	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.	10-Q	001-40591	10.6	11/14/2024
10.34	Placement Agency Agreement, dated February 17, 2026, between the Company and Maxim Group LLC	8-K	001-40591	10.1	02/19/2026
10.40	Definitive Proxy Statement dated April 28, 2026, on Form 14A, including Appendices					X

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit No.	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2025 and March 31, 2026 (unaudited); (ii) the Condensed Statements of Operations for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); (v) the Condensed Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

HCW Biologics Inc.

Date: May 14, 2026	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)

