Form 10-Q/A
period 2026-03-31
HCW Biologics Inc.
filed 2026-08-14
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 14, 2026, the registrant had 1,836,324 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

Introduction

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends HCW Biologics Inc. (the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 14, 2026 (the “Original Filing”). On August 10, 2026, the Company’s management, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued financial statements included in the Original Filing should no longer be relied upon due to the misapplication of the two-class method of calculating earnings per share (“EPS”) which resulted in an error in the reported basic and diluted EPS.

Restatement Background

The purpose of this Amendment and the Restatement is to correct the Company’s accounting for certain outstanding common warrants as participating securities under Accounting Standards Codification (“ASC”) 260, Earnings Per Share.

Subsequent to the Original Filing, management expanded its review of the Company’s outstanding warrant agreements and related accounting guidance. As a result of this review, management determined that certain common warrants previously issued contain contractual provisions that provide the warrant holders with nonforfeitable rights to participate in distributions without requiring exercise of the warrants and, therefore, qualify as participating securities under ASC 260. The Company had not previously identified these warrants as participating securities and, consequently, did not apply the two-class method in calculating earnings per share for the three months ended March 31, 2026, the first period in which the Company had net income available for allocation between common stockholders and participating warrant holders.

Reverse Stock Split

On June 30, 2026, a one-for-six reverse stock split was effective (the “Reverse Stock Split”). All issued and outstanding shares of Common Stock, stock option awards, and per share data included in this Amendment have been recast to give retrospective effect to the Reverse Stock Split for all periods presented. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock or the rights and privileges of the holders of shares of Common Stock. Options, warrants and convertible securities outstanding immediately prior to the Reverse Stock Split were appropriately adjusted to reflect the Reverse Stock Split.

Impact of the Restatement

The correction of the error resulted in a decrease of approximately $728,000 in net income attributable to common stockholders and a decrease of approximately $0.14 per share in earnings per share for the three months ended March 31, 2026. The error did not affect the Company’s total net income, revenues, operating expenses, cash flows, assets, liabilities or stockholders’ equity because the error related to the allocation of earnings between common stockholders and participating warrant holders for purposes of calculating earnings per share.

The Restatement resulted in changes to the Company’s unaudited condensed financial statements and related notes for the three months ended March 31, 2026, including the presentation of net income attributable to common stockholders, earnings per share and related disclosures. Conforming changes have also been made, as applicable, to other affected disclosures in the Original Filing.

See Note 1. Organization and Summary of Significant Accounting Policies – Restatement of Previously Issued Financial Information to the unaudited condensed financial statements included in Part I, Item 1 of this Amendment for additional information regarding the Restatement and the related financial statement effects.

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Amendment. In addition to the amendment of such Items that are related to the misapplication of the two-class method of EPS shown below, the Company also made appropriate changes as indicated above to reflect the Reverse Stock Split:

Part I — Item 1. Condensed Statements of Operations (Unaudited) and the Notes to Condensed Financial Statements (Unaudited)

Part I — Item 4. Controls and Procedures

Part II — Item 6. Exhibits

The error affected the Condensed Statements of Operations and the Earnings Per Share Note within the Notes to the Condensed Financial Statements. The error impacted only the Original Filing. It did not impact net income (loss), revenues, expenses, financial position, retained earnings or other components of equity, cash flows, or number of shares outstanding as of and for the three months ended March 31, 2026. This error had no impact on any other reporting period and will not be carried forward to other reporting periods.

Restatement and Correction

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the error is material to the previously issued financial statements. Accordingly, the Company has restated the affected financial statements for the periods presented in this Amended Quarterly Report. The accompanying financial statements and related disclosures have been revised to reflect the correction of basic EPS and correctly applying the two-class method of calculation of EPS. The financial statements included in this Amended Quarterly Report present the Company’s financial position and results of operations as restated, with appropriate disclosure of amounts previously reported.

Internal Control Considerations

In connection with the evaluation of the error described above, management concluded that the previously identified material weakness in the Company’s internal control over financial reporting had not been remediated. The material weakness relates to the level of precision of the Company’s review control over the application of technical accounting guidance related to complex warrant instruments and financing transactions.

See “Part I – Item 4. Controls and Procedures” of this Amendment for additional discussion of the material weakness and the Company’s internal control over financial reporting.

Other Information

This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update any other disclosures therein, except as required to reflect the restatement described above. This Amendment should be read in conjunction with the Company’s Form 8-K filed on August 14, 2026, under Item 4.02.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2025	2026
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,952,464	$1,228,879
Accounts receivable, net	32,175	74,844
Prepaid expenses	222,156	297,760
Other current assets	77,564	119,843
Total current assets	2,284,359	1,721,326
Investments	1,326,329	4,826,329
Property, plant and equipment, net	20,880,849	20,766,082
Other assets	28,476	28,476
Total assets	$24,520,013	$27,342,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$13,143,394	$11,785,980
Accrued liabilities and other current liabilities	1,110,104	1,125,639
Short-term debt, net	6,809,215	6,577,194
Deferred Revenue	—	470,000
Total current liabilities	21,062,713	19,958,813
Warrant liability	—	928,435
Contingent liability	692,531	692,531
Total liabilities	21,755,244	21,579,779
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 546,635 shares issued at December 31, 2025; 250,000,000 shares authorized and 1,122,351 shares issued at March 31, 2026	55	112
Additional paid-in capital	111,280,560	110,805,688
Accumulated deficit	(108,515,846)	(105,043,366)
Total stockholders’ equity	2,764,769	5,762,434
Total liabilities and stockholders’ equity	$24,520,013	$27,342,213

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Gross Profit	1,013	6,531,930

Operating expenses:
Research and development	1,478,711	1,257,948
General and administrative	2,227,597	1,833,277
Legal expenses, net	(1,739,493)	6,850
Indirect tax expense	—	198,146
Total operating expenses	1,966,815	3,296,221
Operating income (loss)	(1,965,802)	3,235,709
Interest expense	(255,822)	(109,274)
Change in fair value of warrant liability	—	667,343
Other income, net	24,749	8,888
Net income (loss) before income taxes	(2,196,875)	3,802,666
Income tax expense	—	(330,186)
Net income (loss)	$(2,196,875)	$3,472,480
Equity dividend to investor	—	(1,488,472)
Net income (loss) attributable to Common Stockholders and holders of Participating Securities	$(2,196,875)	$1,984,008
Allocation of undistributed earnings to Participating Securities	—	(728,299)
Net income (loss) attributable to Common Stockholders	$(2,196,875)	$1,255,709
Net income (loss) per share attributable to Common Stock	$(11.80)	$1.39
Weighted average shares outstanding, basic and diluted	186,149	904,312

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2025 and 2026

(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	185,589	$19	$93,785,946	$(100,556,137)	$(6,770,171)
Issuance of Common Stock upon exercise of stock options	34	—	1,654	—	1,654
Issuance of Common Stock to Square Gate	1,603	1	149,999	—	150,000
Issuance cost of Common Stock	—	—	(22,297)	—	(22,297)
Stock-based compensation	—	—	275,642	—	275,642
Net loss	—	—	—	(2,196,875)	(2,196,875)
Balance, March 31, 2025	187,226	$20	$94,190,944	$(102,753,012)	$(8,562,047)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	546,635	$55	$111,280,560	$(108,515,846)	$2,764,769
Common Stock issued in connection with abeyance shares (1)	162,834	16	(16)	-	-
Issuance of pre-funded warrants	-	-	1,499,753	-	1,499,753
Exercise of pre-funded warrants	412,882	41	206	-	247
Reclassification of the modified warrant to liability	-	-	(1,595,778)	-	(1,595,778)
Issuance of Common Stock warrants	-	-	1,488,472	-	1,488,472
Equity dividend to investor	-	-	(1,488,472)	-	(1,488,472)
Issuance costs of Common Stock warrants	-	-	(181,198)	-	(181,198)
Issuance costs of pre-funded warrants	-	-	(207,858)	-	(207,858)
Stock-based compensation	-	-	10,019	-	10,019
Net income	-	-	-	3,472,480	3,472,480
Balance, March 31, 2026	1,122,351	$112	$110,805,688	$(105,043,366)	$5,762,434

(1)	During the three months ended March 31, 2026, 162,834 shares previously held in abeyance were issued and there are no shares in abeyance remaining.

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

HCW Biologics Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

HCW Biologics Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to treat diseases promoted by chronic inflammation, including autoimmune diseases, cancer, and senescence-associated dysplasia. The Company also has commercial-ready reagents that are based on two of its proprietary immunotherapeutic compounds that are designed to support the production of immunotherapeutics for cancer and infectious diseases. The Company is located in Miramar, Florida and was incorporated in the state of Delaware in April 2018.

Reverse Stock Splits

On March 31, 2025, at a Special Meeting of the Stockholders, the stockholders of the Company approved a reverse stock split of all outstanding shares of the Company’s common stock (“Common Stock”), and the Board approved a reverse stock split of the Common Stock at a final ratio of one-for-forty (1::40). This reverse stock split was effective on April 11, 2025, and the Common Stock commenced trading on a reverse split-adjusted basis when the markets opened on April 11, 2025, under the existing trading symbol “HCWB.”

On June 15, 2026, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved a reverse stock split of all outstanding shares of Common Stock, and on June 24, 2026, the Board approved a reverse stock split at a final ratio of one-for-six (1::6), or the Reverse Stock Split, which was effective at 12:01 a.m. Eastern Time on Tuesday, June 30, 2026 (the “Effective Date”). The Common Stock commenced trading on a Reverse Stock Split-adjusted basis under the Company’s existing trading symbol, “HCWB,” at market open on Tuesday, June 30, 2026.

All issued and outstanding shares of Common Stock, stock option awards, and per share data included in this Quarterly Report on Form 10-Q have been recast to give retrospective effect to the reverse stock splits for all periods presented. The reverse stock splits did not have any effect on the stated par value of the Company’s Common Stock or the rights and privileges of the holders of shares of Common Stock. Options, warrants and convertible securities outstanding immediately prior to the reverse stock splits were appropriately adjusted to reflect the reverse stock splits.

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

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company’s revenues have been generated exclusively from license agreements, which consists of licenses of intellectual property, cost reimbursements, upfront signing fees, milestone payments and royalties on future licensee’s product sales. In addition, the Company and AlloTera Therapeutics have an agreement for the supply of clinical and research grade materials under which the Company also recognized revenues.

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

In the second quarter of 2025, the Company elected to account for its AlloTera Therapeutics, Inc., formerly Wugen, Inc., (“AlloTera Therapeutics”) shares, previously accounted for under the measurement alternative, at fair value as determined using financial valuation techniques and market information available. Further, the Company will remeasure the change in fair value of the AlloTera Therapeutics shares, and related contingent liability, in reporting periods subsequent to the second quarter of 2025 and recognize the change in earnings. See Note 2. Fair Value of Financial Instruments.

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

The Company has issued certain Common Stock Warrants that have a provision for participation in earnings. Under ASC 260, Earnings per Share, undistributed earnings shall be allocated to Common Stock and participating securities utilizing the two-class method. The Company reports distributed and undistributed allocations of earnings on a cumulative period basis in accordance with contractual participation rights using the two-class method.

Restatement of Previously Issued Interim Financial Information

The Company has restated its previously issued unaudited condensed financial statements for the three months ended March 31, 2026 (the “Amendment”) to correct the misapplication of the two-class method of calculating earnings per share under ASC 260, Earnings Per Share. The Company originally calculated earnings per share without identifying certain outstanding warrants as participating securities in a Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed on May 14, 2026 (“Original Filing”). The Amendment reflects the identification of these warrants as participating securities and the resulting application of the two-class method.

The following table shows the Company’s methodology for allocation of undistributed earnings between Common Stock and participating securities in the Original Filing and Amendment, respectively, as a percent of total potential shares to use in the application of the two-class method of EPS:

	Original Filing Allocation of Undistributed Earnings		Amendment Allocation of Undistributed Earnings
Common Stock	904,312	100.0%	904,312	63.3%
Participating Securities, as if Converted to Common Stock	—	0.0%	524,501	36.7%
Total Potential Shares	904,312	100.0%	1,428,813	100.0%

The following table shows the basic and diluted EPS, as reported in the Original Filing and as amended in the Amendment, prior to giving effect to the Reverse Stock Split:

	As Reported in Original Filing	As Reported in the Amendment	Difference
Net income	$3,472,480	$3,472,480	$—
Less: Dividend to investor	(1,488,472)	(1,488,472)	—
Net income available for Common Stockholders and holders of Participating Securities	1,984,008	1,984,008	—
Less: Allocation to Participating Securities		(728,299)	(728,299)
Net income attributable to Common Stockholders	$1,984,008	$1,255,709	$(728,299)
Weighted average shares of Common Stock outstanding	5,425,871	5,425,871	—
Basic and dilutive EPS	$0.37	$0.23	$0.14

The following table shows the basic EPS, as reported in the Original Filing and as amended in the Amendment, after to giving effect to the Reverse Stock Split:

	As Reported in Original Filing	As Reported in Amendment	Difference
Net income	$3,472,480	$3,472,480	$—
Less: Dividend to investor	(1,488,472)	(1,488,472)	—
Net income available for Common Stockholders and holders of Participating Securities	1,984,008	1,984,008	—
Less: Allocation to Participating Securities	—	(728,299)	(728,299)
Net income attributable to Common Stockholders	$1,984,008	$1,255,709	$(728,299)
Weighted average shares of Common Stock outstanding	904,312	904,312	—
Basic and dilutive EPS	$2.19	$1.39	$0.80

Due to the cumulative nature of the two-class method, this error had no impact on the unaudited condensed financial statements for any other reporting period. The restatement of earnings per share to correct apply the two-class method of calculating earnings per share impacts the financial information reported for the three months ended March 31, 2026 only.

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

The Company’s investment in shares of AlloTera Therapeutics common stock and the related contingent liability are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The fair value of these instruments is estimated using a combination of valuation techniques, including an adjusted enterprise valuation method and a backsolve method, which incorporates information from recent financing transactions and the Company’s assessment of the underlying enterprise value of AlloTera Therapeutics.

Significant unobservable inputs used in these valuations include assumptions related to the enterprise value of AlloTera Therapeutics, discounts for lack of marketability, the capital structure of the investee, and the probability and timing of potential liquidity events. The valuation of the contingent liability is based on assumptions that are consistent with those used in valuing the related AlloTera Therapeutics investment, including the expected distribution of proceeds upon a liquidity event.

The Company remeasures the fair value of the contingent liability at each reporting date, with changes in fair value recognized in earnings. The fair value of the AlloTera Therapeutics investment is also reassessed each reporting period based on updated assumptions and available market information.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in AlloTera Therapeutics (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

Troubled Debt Restructuring of Secured Notes

The Company entered into the Second Amendment to its Secured Note in which certain Secured Note noteholders and the Company agreed to the terms to effectively extinguished $7.4 million of debt through the issuance of 42,181 shares of Common Stock, warrants to purchase 21,099 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in AlloTera Therapeutics. The transaction was accounted for under ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors as a troubled debt extinguishment, as the Company was experiencing financial difficulty and it was granted a concession by Secured Note noteholders whereby the fair value of consideration transferred was less than the carrying amount of the Secured Notes.

The net carrying amount of the restructured Secured Notes was $7.4 million, including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of AlloTera Therapeutics common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended March 31, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

Unsecured Promissory Notes

During the year ended December 31, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of AlloTera Therapeutics common stock, if and when such shares are ever sold, determined by the number of the AlloTera Therapeutics shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s board of directors; and $10,000 invested by Gary M. Winer, who was serving as a member of the Company’s board of directors at the time of his investment.

As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted. The fair value of consideration transferred including 6,041 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of AlloTera Therapeutics common stock was $401,134, with the difference of $131,135 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended March 31, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

Contingent Liabilities

In connection with the Trouble Debt Restructuring and the conversion of the Unsecured Promissory Note discussed above, the converting noteholders have a right to receive a portion of the proceeds of the sale or liquidation of the Company’ shares of AlloTera Therapeutics common stock if such an event occurs. The Company retained ownership of all of its AlloTera Therapeutics shares which is presented in Investments on the accompanying condensed balance sheets. The Company recognized contingent liability for the rights transferred to the converting noteholders presented as a contingent liability on the accompanying condensed balance sheets. As of December 31, 2025 and March 31, 2026, the fair value of the Company’s AlloTera Therapeutics shares was $1.3 million and the fair value for the Contingent liability was $692,531 in the accompanying condensed balance sheets. See Note 2. Fair Value of Financial Instruments.

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

5. License Agreements

AlloTera Therapeutics License

During the year ended December 31, 2025, the Company agreed to a request from AlloTera Therapeutics to suspend the AlloTera Therapeutics License for a period of one year from the effective date of the suspension, or until May 29, 2026. During the suspension, the Company is free to enter licenses with other parties for the molecules that are the subject of the AlloTera Therapeutics license. In the three months ended March 31, 2026, the Company recognized $13,001 in revenue for ancillary services provided to AlloTera Therapeutics, such as storage of clinical supply of licensed molecules.

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

6. Sale of Common Stock and Warrants

Inducement Transaction and Shares held in Abeyance

On November 19, 2025, the Company entered into a warrant inducement agreement with a single institutional investor (the Investor”) who is an existing stockholder of the Company (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding Common Stock Warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 to purchase an aggregate of 251,702 shares of Common Stock at an amended exercise price of $15.96 per share, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses.

In consideration for the immediate exercise of the Common Stock Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new Common Stock Warrants to purchase up to 503,402 shares of Common Stock at an exercise price of $14.46 per share. In a private transaction entered into contemporaneously with the February 2026 Sale of Common Stock and Warrants discussed below, the Company agreed to an amendment to reduce the exercise price of these Common Stock Warrants to $3.633 per share. However, the effectiveness of this amendment is subject to stockholder approval, which the Company expects to seek at its annual meeting of stockholders scheduled to be held on June 15, 2026.

As of December 31, 2025, there were 162,834 shares held in abeyance. On February 25, 2026 and March 16, 2026, the Investor requested that the Company issue 39,500 and 123,334 shares, respectively, of the remaining shares in abeyance.

February 2026 Sale of Common Stock and Warrants

On February 17, 2026, the Company entered into a securities purchase agreement (“SPA”) with the Investor, pursuant to which the Company issued 412,882 units (the “Units”) consisting of (i) 412,882 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 412,882 shares of Common Stock, and (ii) up to 412,882 Common Stock purchase warrants the exercise of which is conditioned on stockholder approval (the “Common Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 412,882 shares of Common Stock.

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

The combined purchase price for each Unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and an accompanying Common Stock Warrant to purchase one share of Common Stock was $3.6329. The Common Stock Warrants have an exercise price of $3.633 per share, will be exercisable only upon receipt of stockholder approval thereof in accordance with applicable Nasdaq rules, and expire on the five-year anniversary of such stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

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

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 503,402 shares of Common Stock (the “Existing Warrants”) to seek stockholder approval in accordance with applicable Nasdaq rules to reduce the exercise price of such Existing Warrants to the public offering price per Unit paid in the Offering (the “Existing Warrants Amendment Agreement”). There can be no assurance that we will obtain such stockholder approval or amend the Existing Warrants or as to the final terms of any amendments to the Existing Warrants. Until such time as stockholder approval is obtained, the Existing Warrants continue to remain outstanding with an exercise price of $14.46 per share.

The fair value of the Common Stock Warrants issued in this transaction was estimated at $1.3 million using the Black-Scholes option pricing model with assumptions including a term of 5 years, volatility of 131.8% and a risk-free rate of 3.57%. The change in fair value of the Existing Warrants which were amended to lower the exercise price from $14.46 to $3.633 per share was estimated at $193,910 using the Black Scholes pricing model with the assumptions including term of 5.26 years, volatility of 131.8% and risk-free rate of 3.57%. As this was a transaction with an existing stockholder, the difference between the gross proceeds of $1.5 million and the fair value of securities issued and the modification of the warrant, or $3.0 million, was deemed to be an equity dividend to the Investor which was recorded in additional-paid-in capital as of March 31, 2026.

On March 16, 2026, the Investor exercised all of its Pre-Funded Warrants issued from the February 2026 offering, and the Company issued 412,882 shares of Common Stock.

Warrant Classification

The Common Warrants that may be exercised to purchase up to 412,882 shares of Common Stock issued on February 17, 2026 were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The Common Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Common Stock upon exercise, are indexed to the Company’s Common Stock and meet the equity classification criteria. In addition, the Common Warrants and the Pre-Funded Warrants do not provide any guarantee of value or return.

Upon modification of Existing Warrants, as of February 17, 2026, the Existing Warrants were reclassified as a warrant liability. Until stockholders approve the new strike price of $3.633 per share, these warrants have a contingent strike price adjustment and will be treated as derivative liabilities, recorded at the fair value on the date of the transaction and remeasured to fair value for each subsequent reporting date, with changes in fair value recorded in earnings. As of February 17, 2026, the Company reclassified $1.6 million from Additional paid-in capital to noncurrent liabilities as a warrant liability. As of March 31, 2026, the Company reported a warrant liability of $928,435 on the condensed balance sheet and a change in fair value of $667,343 for the three months ended March 31, 2026 on the condensed statements of operations.

Participating Warrants

Certain warrants issued by the Company are participating warrants. Under U.S. GAAP, participating warrants are instruments that grant the holder the right to receive non-forfeitable dividends or dividend equivalents on an equal basis with common stockholders before exercise. Because they are considered “participating securities,” the Company utilizes the two-class method to calculate and report basic and diluted Earnings Per Share (EPS). See Note 9. Net Income (Loss) per Share.

As of March 31, 2025, outstanding participating warrants included: November 2024 Common Stock Warrants to purchase up to 27,988 shares of Common Stock,

As of March 31, 2026, outstanding participating warrants included: November 2025 Common Stock Warrants to purchase up to 503,402 shares of Common Stock and Conversion Common Stock Warrants to purchase up to 21,099 shares of Common Stock.

Compliance to Obtain Stockholder Approval

The Company held a Special Meeting of Stockholders on April 27, 2026 to obtain stockholder approval for the warrants issued or potentially amended in the February 2026 offering, but this meeting was adjourned for lack of quorum. The Company filed a definitive proxy statement for its Annual Meeting of Stockholders on April 28, 2026, which resubmitted the two proposals regarding these warrants. The Company is obliged to submit this matter to stockholders for their consideration every 60 days, until the Company obtains stockholder approval for the exercise of these warrants at $3.633 per share. See Note 13. Subsequent Events.

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

As of March 31, 2025, the Company concluded that the Equity Purchase Agreement for Standard Put Shares does not qualify for equity classification. On the effective date, the Company concluded that the fair value of the Equity Purchase Agreement at inception was zero and no asset or liability was recorded. As a result, fees paid to Square Gate in excess of the fair value of the Equity Purchase Agreement were expensed as incurred. Any issuance costs or other transaction costs attributable to a freestanding equity-linked financial instrument that is classified as an asset or liability should be recognized in earnings in the period incurred

The Commitment Fee was paid in-kind with an equivalent value of shares of the Company’s Common Stock. On March 12, 2025, the Company issued 1,603 shares of the Company’s Common Stock to Square Gate in payment of the Commitment Fee. At the Special Meeting of Stockholders held on March 31, 2025, stockholders approved the Company’s use of the Equity Purchase Agreement. Pursuant to the Registration Agreement, the Company filed a registration statement to register the underlying shares. On April 16, 2025, the SEC declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement. The Commitment Fee and issuance costs for the registration statement to register the underlying shares of Common Stock issued under the Equity Purchase Agreement were expensed.

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

9. Net Income (Loss) Per Share (as restated)

The following table summarizes the computation of the basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2025	2026
Numerator:
Net income (loss)	$(2,196,875)	$3,472,480
Equity dividend to investor	—	(1,488,472)
Net income (loss) attributable to Common Stockholders and holders of Participating Securities	$(2,196,875)	$1,984,008
Allocation of undistributed earnings to Participating Securities	0	(728,299)
Net income (loss attributable to Common Stockholders	$(2,196,875)	$1,255,709
Denominator:
Weighted-average Common Stock outstanding	186,149	904,312
Net income (loss) per share, basic and diluted	$(11.80)	$1.39

The following table summarizes the outstanding warrants provision to participate in distribution of earnings. For the three months ended March 31, 2025 and 2026, these securities were excluded in the calculation for distribution of net loss but included in the allocation of undistributed earnings:

	March 31,
	2025	2026
November 2024 warrants	27,988	—
Warrants from 2025 Debt Conversion	__	21,099
November 2025 warrants	—	503,402
Potentially participating warrants	27,988	524,501

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	At March 31,
	2025	2026
Common stock options	7,396	7,355
Common stock warrants	27,988	937,383
Potentially dilutive securities	35,384	944,738

The potential dilutive common stock options are options granted under the Company’s 2019 Equity Plan and 2021 Equity Plan were excluded from the calculation of diluted earnings per share and weighted average shares of Common Stock outstanding, as each of them had an exercise price that exceeded the average market price of the Company’s Common Stock during the period.

The potentially dilutive common stock warrants are (1) warrants to purchase up to 21,099 shares of Common Stock at $156.00 per share, (2) warrants to purchase up to 412,882 shares of Common Stock at $3.633 per share (subject to stockholder approval) and (3) warrants to purchase up to 503,402 shares of Common Stock at $14.46 per share, which may be amended, subject to stockholder approval, to reduce the exercise price to $3.633 per share. These Common Stock Warrants each had an exercise price that exceeded the closing price of the Company’s Common Stock as of March 31, 2026, and were excluded from the calculation of diluted earnings per share and weighted average shares of Common Stock outstanding.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2026:

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Gross Profit	1,013	6,531,930

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	701,106	778,385
Manufacturing and materials	262,798	(9,959)
Preclinical expenses	177,111	217,566
Clinical trials	187,820	127,533
Overhead allocations	149,876	144,423
Total research and development expenses	1,478,711	1,257,948
General and administrative
Salaries, benefits and related expenses	788,490	523,353
Professional services(a)	454,369	485,137
Facilities and office expenses	94,330	112,912
Depreciation expenses	61,237	53,876
Rent and occupancy expenses	49,750	41,162
Insurance	290,269	194,442
Taxes	32,592	174,688
Other expenses	183,501	233,294
Total general and administrative expenses	1,954,538	1,818,864
Other segment items(b)	(1,235,361)	(347,548)
Total operating expenses	2,197,888	2,729,264
Net segment income (loss)	$(2,196,875)	$3,802,666

(a)	Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services related to SEC compliance, and legal fees related to patent filings.
(b)	Other segment items include the following unusual or nonrecurring items:

	Three Months Ended March 31,
	2025	2026
Arbitration legal fees, net	$(1,739,493)	$6,850
Accretion of fixed bonus upon maturity of Senior Notes, net	273,059	14,413
Interest expense	255,822	109,274
Indirect tax expense	--	198,146
Change in fair value of warrant liability	--	(667,343)
Other income, net	(24,749)	(8,888)
Other segment items	$(1,235,361)	$(347,548)

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

13. Subsequent Events

Subsequent events have been evaluated through the date the original condensed financial statements were issued. Except for the effects of the reverse stock split as described in Note 1 and matters related to the restatement for the misapplication of the two-class method of calculating earnings per share, the Company has not updated its subsequent events occurring after the original issuance date. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

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

Financing

On February 19, 2026, the Company raised $1.5 million before commission and transaction costs payable by us through the sale of 412,882 Units for $3.633 per Unit, each consisting of one share of Common Stock (or Pre-funded Warrant that may be exercised to purchase one share of Common Stock) plus one Common Stock Warrant each of which can be exercised to purchase one share of Common Stock. In a private transaction, the Company agreed to reprice the 503,402 of Existing Warrants that were issued in November 2025 from $14.46 per share to $3.633 per share. However, under Nasdaq rules, the investor’s ability to exercise the Common Stock Warrants issued in this transaction and the reduction of the exercise price for the Existing Warrants issued in November 2024 are both subject to stockholder approval. Pursuant to the terms of the warrants, the Company submitted two proposals to our stockholders at a Special Stockholders’ Meeting held on April 27, 2026, which had to be adjourned due to lack of quorum. These two proposals will be included in the matters put to a stockholders’ vote at the Company’s Annual Meeting, to be held on June 15, 2026.

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

AlloTera Therapeutics License

The Company entered the AlloTera Therapeutics License with AlloTera Therapeutics at the end of 2020, and we entered a development supply agreement with AlloTera Therapeutics to provide it with clinical development materials needed for research and clinical development in the first quarter of 2021. On May 29, 2025, the Company agreed to a request from AlloTera Therapeutics to suspend the AlloTera Therapeutics License for a period of one year from the effective date of the suspension, or until May 29, 2026. During the suspension, the Company is free to enter licenses with other parties for the molecules that are subject of the AlloTera Therapeutics license. The Company expects to generate revenue for ancillary services such as storage of clinical supply of material provided to AlloTera Therapeutics while the license is in suspension.

The upfront, nonrefundable license fee included 2.2 million shares of AlloTera Therapeutics common stock, which the Company will continue to hold even if the AlloTera Therapeutics Licenses is terminated.

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

Change in fair value of Warrant Liability

As a result of the modification of existing warrants that may be exercised to purchase up to 503,402 shares of Common Stock to lower the strike price from $14.46 to $3.633 per share, the Company classified these warrants as a warrant liability and recognized it at fair value on the date of the modification. The Company will recognize the change in fair value of the warrant liability in each subsequent reporting period, so long as the warrant liability remains classified as a derivative liability. In the three months ended March 31, 2026, the Company recognized a change in fair value of $667,343.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended March 31,
	2025	2026
Revenues:
Revenues	$5,065	$6,543,001
Cost of revenues	(4,052)	(11,071)
Gross Profit	1,013	6,531,930

Operating expenses:
Research and development	1,478,711	1,257,948
General and administrative	2,227,597	1,833,277
Legal expenses, net	(1,739,493)	6,850
Indirect tax expense	—	198,146
Total operating expenses	1,966,815	3,296,221
Operating income (loss)	(1,965,802)	3,235,709
Interest expense	(255,822)	(109,274)
Change in fair value of warrant liability	—	667,343
Other income, net	24,749	8,888
Net income (loss) before income taxes	(2,196,875)	3,802,666
Income tax expense	—	(330,186)
Net income (loss)	$(2,196,875)	$3,472,480

Comparison of the Three Months ended March 31, 2025 and March 31, 2026

Revenues

The Company recognized revenues of $5,065 and $6.5 million for the three months ended March 31, 2025 and 2026, respectively. The Company recognized revenues of $5,065 and $13,001 for the three months ended March 31, 2025 and 2026, respectively, in connection with the AlloTera Therapeutics License. The AlloTera Therapeutics license is currently suspended for a period of one year, which ends on May 29, 2026. While the license is in suspension, the Company will recognize revenue from ancillary activities such as storage. On March 16, 2026, the Trimmune license transaction closed, the Company recognized $6.5 million in revenue of the nonrefundable upfront license fee, which was paid in a combination of cash and an in-kind payment in the form of a transferable equity interest in Trimmune.

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

Manufacturing and materials expense decreased by $272,757, or 104%, from $262,798 for the three months ended March 31, 2025 to a contra-expense of $9,959 for the three months ended March 31, 2026. In the three months ended March 31, 2025, expenses were primarily attributable to the costs of production and materials related to manufacturing the high producing cell-line of HCW9101, which was wrapped up prior to the three months ended March 31, 2026. The contra-expense reported in the three months ended March 31, 2026 was primarily due to a refund of insurance costs related to clinical materials stored and insured on behalf of our licensee, AlloTera Therapeutics.

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

Other expenses decreased by $5,453, or 4%, from $149,876 for the three months ended March 31, 2025 to $144,423 for the three months ended March 31, 2026. The decline is primarily attributable to a $12,721 decrease in depreciation for scientific equipment, partially offset by increases of $2,754 for equipment and repairs and $2,203 in rent and occupancy expenses.

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

Accretion of fixed bonus upon maturity of Secured Notes decreased by $258,646, from $273,059 for the three months ended March 31, 2025 to $14,413 for the three months ended March 31, 2026. This change is due to the restructuring and conversion of Secured Notes on May 7, 2025. At the time of the restructuring, the net carrying amount of the restructured Secured Notes was $7.4 million including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. On May 7, 2025, the Company extinguished $7.4 million of debt through the issuance of 42,181 shares of Common Stock, warrants to purchase 21,099 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in AlloTera Therapeutics. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Other expenses increased by $96,062, or 19%, from $506,362 for the three months ended March 31, 2025 to $602,424 for the three months ended March 31, 2026. The increase is primarily attributable to increases of $142,096 in taxes, $32,648 in expenses related to financing activities, and $15,475 in expenses related to the purchase of employee subscriptions and books, partially offset by a decrease of $95,927 in the cost of insurance.

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

Change in Fair Value of Investment

There was no change in fair value of the investment in AlloTera Therapeutics shares in the three months ended March 31, 2025 or 2026.

Change in Fair Value of Investment and Contingent Liability

There was no change in fair value of the investment in AlloTera Therapeutics shares in the three months ended March 31, 2025 or 2026.

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

Since inception to March 31, 2026, the Company has funded operations primarily through the sale of stock; issuance of Senior Notes; and revenues generated from the Company’s exclusive worldwide licenses to develop and commercialize certain internally developed molecules between the Company and AlloTera Therapeutics, Inc. (“AlloTera Therapeutics”) and the Company and Beijing Trimmune Biotech Co. Ltd. (“Trimmune”), and the manufacturing and supply arrangement to provide research and clinical materials to AlloTera Therapeutics. On May 29, 2025, the Company agreed to suspend the AlloTera Therapeutics license for a period of one year while AlloTera Therapeutics restructured its clinical programs to focus on its breakthrough CAR-T program. From inception on December 24, 2020 to March 31, 2025, the Company recognized over $16.0 million in revenue in connection with the AlloTera Therapeutics license. On March 16 2026, the closing for the Trimmune license transaction occurred upon receipt of the full upfront license fee. For the three months ended March 31, 2025 and 2026, the Company recognized revenues of $5,065 and $6.5 million, respectively. The Trimmune upfront license fee consisted of $3.5 million in gross cash proceeds, or $2.9 million net of taxes, and an in-kind payment of a transferable minority equity interest in Trimmune.

On February 19, 2026, the Company completed a $1.5 million equity financing in which it issued Pre-Funded Warrants to purchase 412,882 shares of Common Stock for $0.0001 per share and Common Stock Warrants to purchase up to 412,882 shares of Common Stock for $3.633 per share. Contemporaneously with this transaction, the Company agreed to amend previously issued Existing Warrants to purchase up to 503,402 shares of Common Stock to lower the exercise price from $14.46 per share to $3.633 per share. Pursuant to the terms of these Common Warrants, in order to be exercisable for $3.633 per share, the Company is required to seek stockholder approval every 60 days until such approval is obtained. The Company will be required to continue incurring the costs associated with holding additional stockholder meetings until approval is obtained. For the Existing Warrants exercisable for $14.46 per share, until stockholder approval is obtained to amend the exercise price, these Existing Warrants remain outstanding and exercisable at $14.46 per share.

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

See also Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we had cash and cash equivalents of $1.2 million including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of our AlloTera Therapeutics common stock reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited access to liquidity for these securities.

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

Previously Reported Material Weaknesses

As previously disclosed, a material weakness was identified related to management’s assessment of long-lived assets for impairment. This material weakness resulted in an adjustment of $1.5 million to the Company’s audited financial statements for the year ended December 31, 2025. Additionally, this material weakness could result in misstatements of long-lived assets (property, plant and equipment) or disclosures that would result in a material misstatement to the annual or condensed financial statements that would not be prevented or detected.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2026.

Material Weakness Related to Technical Accounting Review Control

Management identified a material weakness in the level of precision of the Company’s review control over the application of technical accounting evaluation related to complex warrant instruments and financing transactions.

The material weakness resulted in the following accounting outcomes: (1) the previously identified misclassification of certain warrants as equity rather than liabilities under ASC 815-40, Derivatives and Hedging, and (2) the subsequently identified failure to recognize certain warrants as participating securities under ASC 260, Earnings Per Share, resulting in the incorrect application of the two-class method.

The ASC 260 error resulted in a material misstatement of net income attributable to common stockholders and basic earnings per share for the three months ended March 31, 2026 and the restatement of the Company’s previously issued unaudited condensed financial statements for that period. The error did not affect total net income, revenues, operating expenses, cash flows, assets, liabilities or stockholders’ equity.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

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

Remediation plans will include obtaining a current appraisal at least once a year in preparation for the Annual Report, and more often if the market appears to be weakening or other triggers for an indication of impairment have occurred. Management intends to establish procedures to ensure proper monitoring of indicators of impairment such as a significant market price decrease, adverse changes in physical condition/usage, legal factors, or current-period operating losses, for each reporting period. For complex transactions, management resolved to allow for more time and resources to determine proper accounting and disclosure of these transactions. Management intends to enhance the precision of the Company’s technical accounting review control by establishing formal consultation and escalation criteria for complex warrant and financing arrangements, including required legal interpretation where contractual provisions may affect the accounting conclusion. Management will also require documented evaluation of all relevant contractual terms and evidence that identified accounting and legal considerations were fully resolved before the accounting treatment is finalized.

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

On July 18, 2024, we announced that, as of July 13, 2024, we and Dr. Hing C. Wong, our Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration. The Arbitration and related Complaint were dismissed with prejudice on or about December 24, 2024. The Company retains ownership and control of the TOBITM platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBITM platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the AlloTera Therapeutics license and shares of AlloTera Therapeutics common stock transferred to the Company as the upfront licensing fee from AlloTera Therapeutics for granting the AlloTera Therapeutics license. For our molecule, HCW9218, we maintain the exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing for the treatment of cancer and other age-related diseases. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Standby Equity Line of Credit

On February 20, 2025, the Company entered into an equity purchase agreement (the “ELOC Purchase Agreement”) with Square Gate Capital Master Fund, LLC – Series 4 (“Square Gate”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Square Gate to purchase up to an aggregate of $20,000,000 of shares of our Common Stock, plus, at the Company’s option upon utilizing the initial $20,000,000, an additional amount equal to the lesser of 100% of the Company’s market capitalization at the time of exercise of such option or $20,000,000, over the 36-month term of the ELOC Purchase Agreement. The Company issued 1,603 shares of our Common Stock to Square Gate on March 12, 2025, as its Commitment Fee under the ELOC Purchase Agreement (the “Commitment Shares”). On April 16, 2025, the U.S. Securities and Exchange Commission (“SEC”) declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement.

Restructuring and Conversion of Secured Notes

The holders of $6.6 million of the outstanding principal of the Secured Notes have agreed to and effected the conversion of the Secured Notes held by them into shares of the Company’s Common Stock at a conversion price of $156.00 per share (“Conversion Shares”), warrants to purchase approximately $3.3 million of the Company’s Common Stock at an exercise price of $156.00 per share (“Conversion Warrants”), and the right to their pro rata share of 49.11% of the proceeds of the Company’s shares of AlloTera Therapeutics common stock (“AlloTera Therapeutics Shares”), if and when such shares are ever sold (the “AlloTera Therapeutics Proceeds”). The conversion was approved at a Special Meeting of Stockholders held on March 31, 2025 and was effected pursuant to the terms of the Conversion Amendment. On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued a total of 42,181 unregistered shares of Common Stock (which are subject to a 180-day lock-up) and warrants to purchase an additional 21,099 shares of Common Stock at an exercise price of $156.00 per share. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Inducement Agreement

On November 19, 2025, the Company entered into a warrant inducement agreement with an existing stockholder (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 (the “Existing Warrants”) to purchase an aggregate of 251,702 shares of Common Stock at an amended exercise price of $15.96 per share, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses. In consideration for the immediate exercise of the Existing Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new unregistered Common Stock Purchase Warrants (the “New Warrants”) to purchase up to 503,402 shares of Common Stock at an exercise price of $14.46 per share. The New Warrants are exercisable immediately and expire five and one-half years from their issuance. The New Warrants and the shares of Common Stock issuable upon their exercise have not been registered under the Securities Act. The Company agreed, pursuant to the Inducement Agreement, to file a registration statement covering the resale of the shares issuable upon exercise of the New Warrants. Maxim Group LLC acted as a financial advisor in connection with this November 19, 2025 warrant inducement. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock underlying the New Warrants.

Sale of Common Stock in Private Placement

On February 20, 2024, we entered into subscription agreements (the “Subscription Agreements”) with certain officers and directors of the Company, including our Founder and Chief Executive Officer, our Chief Financial Officer and the Chairman of the Company’s Board of Directors, pursuant to which the Company sold an aggregate of 7,441 shares of our Common Stock, at a purchase price of $336.00 per share for an aggregate purchase price of $2.5 million. The per share purchase price represents a 25% premium to the per share closing price of the Common Stock as reported on the Nasdaq Global Market on the February 20, 2024 and a 19% premium to the 5-day volume weighted average closing price per share of the Common Stock as reported on the Nasdaq Global Market for the period ending on the February 20, 2024.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge our equity ownership interest in AlloTera Therapeutics (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

On February 20, 2025, the Company and certain Noteholders agreed to Principal Terms for Conversion of their Secured Notes. Noteholders and the Company agreed that, subject to stockholder approval, at least $6.6 million in principal amount of the Secured Notes will be converted into shares of our Common Stock at a conversion price of $156.00 per share. As part of the conversion, the Company will issue warrants to purchase shares of our Common Stock to the converting Noteholders for up to an additional $3.3 million of shares of our Common Stock, at an exercise price of $156.00 per share. Upon conversion, converting Noteholders would be subject to a lock-up period of 180 days from the date of conversion. Further, the Escrow Agreement will be amended such that the proceeds from the Pledged Collateral will be allocated among the Company and the converting Noteholders, as provided for in the Principal Terms. The conversion of principal amount of the Secured Notes will result in a dollar-for-dollar increase in stockholders’ equity (partially offset by the carrying value of the portion of the Company’s investment in the Pledged Collateral the proceeds of which will be paid to converting Noteholders), contributing to the Company’s plan to gain compliance with the Nasdaq Minimum Shareholder Equity Rule and to maintaining listing of the our Common Stock on Nasdaq.

The Principal Terms of Conversion were approved at a Special Meeting of Stockholders held on March 31, 2025 and were effected pursuant to the terms of that certain Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements dated as of May 1, 2025 (the “Conversion Amendment”). On May 7, 2025, pursuant to the Conversion Amendment, the Secured Notes held by the participating noteholders were cancelled, and the Company issued a total of 42,181 unregistered shares of Common Stock (which are subject to a 180-day lock-up) and warrants to purchase an additional 21,099 shares of Common Stock at an exercise price of $156.00 per share. On January 29, 2026, the SEC declared effective a resale registration statement on Form S-1 (File Number 333-292652) covering the resale of shares of Common Stock and warrants issued to such note holders.

Unsecured Promissory Notes

As of May 5, 2025, the Company issued a total of $270,000 principal amount of unsecured convertible promissory notes that mature on May 5, 2026 with paid in kind interest accruing thereon, payable quarterly in arrears at 10% per annum (the “Convertible Bridge Notes”). In accordance with their terms, following the completion of a qualified offering, the Convertible Bridge Notes were converted into shares of our Common Stock at the final offering price in an offering that closed on May 15, 2025. In addition, holders of the Convertible Bridge Notes have the right to receive a portion of the proceeds of the Company’s shares of AlloTera Therapeutics common stock, if and when such shares are ever sold, determined by the number of the AlloTera Therapeutics shares equal to 0.25 multiplied by the original principal amount, in dollars, of the Convertible Bridge Notes. Investors included: $60,000 invested by Hing C. Wong, the Company’s Founder and CEO; $100,000 invested by Scott T. Garrett, the Chairman of the Company’s Board of Directors; and $10,000 invested by Gary M. Winer, who was serving as a member of the Company’s Board of Directors at the time of his investment. As of May 15, 2025, the outstanding principal of Convertible Bridge Notes were converted upon completion of a $5.0 million equity financing.

Special Meeting of Stockholders

As required in the $1.5 million equity offering and repricing of existing warrants that closed on February 19, 2026, the Company held a Special Meeting of Stockholders on April 27, 2026 at 10:00 a.m. Eastern Time. At the Special Meeting the Company submitted the following two proposals to its stockholders for approval:

Proposal 1: To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our Common Stock upon exercise of up to 412,882 Common Stock Purchase Warrants (the “Common Warrants”) issued pursuant to that certain Securities Purchase Agreement, dated February 17, 2026 (the “SPA”), entered into in connection with the Company’s follow-on public offering of Units (the “Offering”), which Offering was conducted pursuant to a registration statement (the “Registration Statement”) declared effective by the SEC on February 17, 2026 and closed on February 19, 2026, as previously disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026, each Unit consisting of (i) one share of Common Stock or one Pre-Funded Warrant to purchase one share of Common Stock and (ii) one Common Warrant, with such Common Warrants exercisable only upon receipt of stockholder approval and having an exercise price equal to 100% of the public offering price per Unit, and such additional terms and conditions of the Common Warrants not materially inconsistent with the foregoing as our Board may hereafter approve; and

Proposal 2: To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the repricing of certain warrants issued on November 20, 2025 to purchase up to 503,402 shares of our Common Stock (the “Existing Warrants”) pursuant to that certain Existing Warrants Amendment Agreement, dated February 17, 2026, entered into in connection with the Offering conducted pursuant to the Registration Statement (as disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2026), to reduce the exercise price of the Existing Warrants from $14.46 per share to $3.633 per share, and to approve the issuance of shares of our Common Stock upon exercise of the Existing Warrants as so amended, and such additional terms and conditions of such amendment not materially inconsistent with the foregoing as our Board may hereafter approve.

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

4. Issuance of Shares Upon Exercise of Common Warrants. To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of our Common Stock upon exercise of up to 412,882 Common Stock Purchase Warrants (the “Common Warrants”) issued pursuant to that certain Securities Purchase Agreement, dated February 17, 2026, entered into in connection with the Company’s follow-on public offering of Units, consisting of one share of Common Stock purchased for $3.633 and one Common Warrant which may be exercised to purchase one share of Common Stock for $3.633 per share. The Company is obliged to submit this proposal for a stockholders’ vote every 60 days, until passed. (“Proposal Four”); and

5. Warrants Repricing Proposal. To approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the repricing of certain warrants issued on November 20, 2025 to purchase up to 503,402 shares of our Common Stock pursuant to that certain Existing Warrants Amendment Agreement, dated February 17, 2026, to reduce the exercise price of the Existing Warrants to $3.633 per share, and to approve the issuance of shares of our Common Stock upon exercise of the Existing Warrants as so amended. The Company is obliged to submit this proposal for a stockholders’ vote every 60 days, until passed or until such warrants are no longer outstanding. (“Proposal Five”).

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Index

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.1a	Certificate of Amendment of Certificate of Incorporation, filed March 31, 2025	8-K	001-40591	3.1a	04/01/2025
3.1b	Certificate of Correction of the Certificate of Amendment of Certificate of Incorporation, filed April 1, 2025	8-K	001-40591	3.1b	04/01/2025
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
4.3	Form of New Warrant	8-K	001-40591	4.1	11/20/2025
4.4	Form of Common Stock Purchase Warrant	8-K	001-40591	4.1	02/19/2026
4.5	Form of Common Stock Warrant, dated May 7, 2025, between Company and Holder	10-Q	001-40591	10.13	08/18/2025
4.7	Form of Pre-Funded Warrant Purchase Warrant	S-1	333-295280	4.7	04/23/2026
10.1	Form of Inducement Agreement between the Company and Armistice Capital Management LLC	8-K	001-40591	10.1	11/20/2025
10.2	Securities Purchase Agreement, dated February 17, 2026, between Company and Purchaser	8-K	001-40591	10.2	02/19/2026
10.3	Amendment to Existing Warrants Agreement, dated February 17, 2026, between the Company and Purchaser	8-K	001-40591	10.3	02/19/2026
10.4	Form of Lock-up Agreement	S-1	333-393396	10.42	02.11.2026
10.5	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.6+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.7+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.8+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.9+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.10+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
10.11+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.12+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.13+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.14†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and AlloTera Therapeutics, Inc.	S-1	333-256510	10.10	07/09/2021
10.15†	Master Services Agreement, dated March 14, 2019, between HCW Biologics Inc. and EirGenix, Inc.	S-1	333-256510	10.12	07/09/2021
10.16†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.17#	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.18#	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.19	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	001-40591	10.1	02/22/2024
10.20	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchase party thereto	10-Q	001-40591	10.1	08/14/2024
10.21	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.3	08/14/2024
10.22	Form of Escrow Agreement, dated May 1, 2025, by and between the Company, Escrow Agent and Noteholder party thereto	10-Q	001-40591	10.4	08.14.2024
10.23	Form of First Amendment to Amended and Restated Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser party thereto	10-Q	001-40591	10.5	11/14/2024
10.24	Form of Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	001-40591	10.2	08/14/2024
10.25	Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements, dated May 1, 2025, between Company and Holder	10-Q	001-40591	10.12	08/18/2025
10.26	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	2/21/2025
10.27	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	8-K	001-40591	10.2	2/21/2025
10.28	First Amendment to the Equity Purchase Agreement, dated August 14, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	08/15/2025

		Incorporated by reference				Filed or furnished
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date	herewith
10.29	Amended and Restated Amended and Restated License, Research and Co-Development Agreement, dated November 17, 2025, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.40	02/11/2026
10.30†#	Amendment 1 to Amended and Restated License, Research and Co-Development Agreement, dated January 27, 2026, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.43	02/11/2026
10.31†#	Shareholder Purchase Agreement, dated October 10, 2025, between co-founders of Beijing Trimmune Biotech Co., Ltd., including the Company	S-110.35	333-293396	10.44	02/11/2026
10.32	Exclusive License Agreement 12-Month Suspension, dated May 29, 2025, between the Company and AlloTera Therapeutics, Inc.	10-Q	001-40591	10.17	08/18/2025
10.33	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.	10-Q	001-40591	10.6	11/14/2024
10.34	Placement Agency Agreement, dated February 17, 2026, between the Company and Maxim Group LLC	8-K	001-40591	10.1	02/19/2026
10.40	Definitive Proxy Statement dated April 28, 2026, on Form 14A, including Appendices	DEF 14A	001-40591	—	04/28/2026

Exhibit		Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit No.	Filing Date	Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following materials from the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2025 and March 31, 2026 (unaudited); (ii) the Condensed Statements of Operations for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); (v) the Condensed Statements of Cash Flows for the three months ended March 31, 2025 (unaudited) and March 31, 2026 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

HCW Biologics Inc.

Date: August 14, 2026	By:	/s/ Hing C. Wong
Hing C. Wong
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Rebecca Byam
Rebecca Byam
Chief Financial Officer
(Principal Financial and Accounting Officer)

