Form 10-Q
period 2026-06-30
HCW Biologics Inc.
filed 2026-08-14
CIK 1828673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

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

As of August 12, 2026, the registrant had 1,836,324 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HCW Biologics Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2025	2026
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,952,464	$741,324
Accounts receivable, net	32,175	18,451
Prepaid expenses	222,156	282,533
Other current assets	77,564	97,702
Total current assets	2,284,359	1,140,010
Investments	1,326,329	4,854,028
Property, plant and equipment, net	20,880,849	20,745,804
Other assets	28,476	28,476
Total assets	$24,520,013	$26,768,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$13,143,394	$10,609,950
Accrued liabilities and other current liabilities	1,110,104	1,128,592
Short-term debt, net	6,809,215	6,561,361
Deferred revenue	—	348,270
Total current liabilities	21,062,713	18,648,173
Contingent liability - related party	692,531	692,531
Total liabilities	21,755,244	19,340,704
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock:
Common, $0.0001 par value; 250,000,000 shares authorized and 546,635 shares issued at December 31, 2025; 250,000,000 shares authorized and 1,617,642 shares issued at June 30, 2026	55	161
Additional paid-in capital	111,280,560	117,690,050
Accumulated deficit	(108,515,846)	(110,262,597)
Total stockholders’ equity	2,764,769	7,427,614
Total liabilities and stockholders’ equity	$24,520,013	$26,768,318

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenues:
Revenues	$6,550	$135,568	$11,615	$6,678,569
Cost of revenues	(5,240)	(229,455)	(9,292)	(240,526)
Gross Profit	1,310	(93,887)	2,323	6,438,043

Operating expenses:
Research and development	1,226,824	1,203,352	2,705,536	2,461,300
General and administrative	2,096,021	1,870,375	4,302,301	3,703,652
Legal expenses (recoveries), net	142,542	(1,325)	(1,596,951)	5,525
Indirect tax expense	-	-	-	198,146
Total operating expenses	3,465,387	3,072,402	5,410,886	6,368,623
Operating income (loss)	(3,464,077)	(3,166,289)	(5,408,563)	69,420
Interest expense	(228,714)	(100,541)	(505,853)	(209,815)
Change in fair value of warrant liability	-	(2,443,335)	-	(1,775,992)
Change in fair value of investment, net	1,748,688	-	1,748,688	-
Gain on extinguishment of liability	-	483,383	-	483,383
Other income, net	16,373	7,551	41,122	16,439
Net loss before income taxes	(1,927,730)	(5,219,231)	(4,124,606)	(1,416,565)
Income tax expense	-	-	-	(330,186)
Net loss	$(1,927,730)	$(5,219,231)	$(4,124,606)	$(1,746,751)
Equity dividend to investor	(10,153,799)	(10,154,642)	(10,153,799)	(11,643,114)
Net loss attributable to Common Stockholders	$(12,081,529)	$(15,373,873)	$(14,278,405)	$(13,389,865)
Net loss per share, basic and diluted	$(40.72)	$(11.58)	$(59.14)	$(11.98)
Weighted average shares outstanding, basic and diluted	296,686	1,327,966	241,417	1,117,350

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2026

(Unaudited)

	Stockholders’ Deficit
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	185,589	$19	$93,785,946	$(100,556,137)	$(6,770,171)
Issuance of Common Stock upon exercise of stock options	34	—	1,654	—	1,654
Issuance of Common Stock to Square Gate	1,603	1	149,999	—	150,000
Issuance cost of Common Stock	—	—	(22,297)	—	(22,297)
Stock-based compensation	—	—	275,642	—	275,642
Net loss	—	—	—	(2,196,875)	(2,196,875)
Balance, March 31, 2025	187,226	$20	$94,190,944	$(102,753,012)	$(8,562,047)
Issuance of Common Stock	32,374	3	1,592,782	—	1,592,785
Issuance of pre-funded warrants	—	—	4,207,718	—	4,207,718
Issuance of Common Stock warrants	—	—	9,650,404	—	9,650,404
Exercise of pre-funded warrants	85,523	9	42	—	51
Issuance cost of Common Stock	—	—	(70,094)	—	(70,094)
Issuance cost of pre-funded warrants	—	—	(504,861)	—	(504,861)
Issuance cost of Common Stock warrants	—	—	(227,646)	—	(227,646)
Equity dividend to investor	—	—	(10,153,780)		(10,153,780)
Issuance of Common Stock to extinguish restructured debt	42,181	4	1,774,108	—	1,774,112
Issuance of Common Stock warrants to extinguish restructured debt	—	—	544,249	—	544,249
Gain on conversion of debt with related parties, net	—	—	3,346,562	—	3,346,562
Stock-based compensation	—	—	278,307	—	278,307
Adjustment for reverse stock split	10,464	1	(1)	—	—
Net loss	—	—	-	(1,927,730)	(1,927,730)
Balance, June 30, 2025	357,767	$37	$104,628,734	$(104,680,742)	$(51,972)

See accompanying notes to the unaudited condensed financial statements.

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	546,635	$55	$111,280,560	$(108,515,846)	$2,764,769
Common Stock issued in connection with abeyance shares (1)	162,834	16	(16)	-	-
Issuance of pre-funded warrants	-	-	1,499,753	-	1,499,753
Exercise of pre-funded warrants	412,882	41	206	-	247
Reclassification of the modified warrant to liability	-	-	(1,595,778)	-	(1,595,778)
Issuance of Common Stock warrants	-	-	1,488,472	-	1,488,472
Equity dividend to investor	-	-	(1,488,472)	-	(1,488,472)
Issuance costs of Common Stock warrants	-	-	(181,198)	-	(181,198)
Issuance costs of pre-funded warrants	-	-	(207,858)	-	(207,858)
Stock-based compensation	-	-	10,019	-	10,019
Net income	-	-	-	3,472,480	3,472,480
Balance, March 31, 2026	1,122,351	$112	$110,805,688	$(105,043,366)	$5,762,434
Issuance of Common Stock	71,174	7	1,101,772	-	1,101,779
Issuance of pre-funded warrants	-	-	6,243,229	-	6,243,229
Issuance of Common Stock warrants	-	-	6,809,392	-	6,809,392
Exercise of pre-funded warrants	403,322	40	202	-	242
Reclassification of the modified warrant from liability	-	-	3,371,770	-	3,371,770
Equity dividend to investor	-	-	(10,154,642)	-	(10,154,642)
Issuance costs of Common Stock	-	-	(38,031)	-	(38,031)
Issuance costs of pre-funded warrants	-	-	(215,502)	-	(215,502)
Issuance costs of Common Stock warrants	-	-	(235,046)	-	(235,046)
Stock-based compensation	-	-	1,220	-	1,220
Adjustment for reverse stock split	20,795	2	(2)	-	-
Net loss	-	-	-	(5,219,231)	(5,219,231)
Balance, June 30, 2026	1,617,642	$161	$117,690,050	$(110,262,597)	$7,427,614

(1)	During the three months ended March 31, 2026, 162,834 shares previously issued on November 20, 2025, and held in abeyance, were issued. As of June 30, 2026, there were no shares held in abeyance.

See accompanying notes to the unaudited condensed financial statements.

HCW Biologics Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(4,124,606)	$(1,746,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	710,926	269,144
Stock-based compensation	553,949	11,239
Noncash revenue from licensing agreement	—	(3,500,000)
Gain on extinguishment of liability	—	(483,383)
Change in fair value of warrant liability	—	1,775,992
Commitment fee	150,000	—
Change in fair value of investment, net	(1,748,688)	—
Loss on conversion of debt with related parties	(131,134)	—
Changes in operating assets and liabilities:
Accounts receivable	560,590	13,724
Prepaid expenses and other assets	5,156	(108,214)
Accounts payable and other liabilities	(2,772,352)	(2,121,385)
Deferred revenue	—	348,270
Net cash used in operating activities	(6,796,159)	(5,541,364)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash from investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of Common Stock	1,475,939	546,861
Proceeds from issuance of Common Stock warrants and pre-funded warrants, net	3,822,894	4,953,139
Proceeds from issuance of debt	150,000	—
Issuance costs for Common Stock	—	(38,031)
Issuance costs for Common Stock warrants and pre-funded warrants	(824,899)	(839,604)
Debt repayment	(63,385)	(292,141)
Net cash provided by financing activities	4,560,549	4,330,224
Net decrease in cash and cash equivalents	(2,235,610)	(1,211,140)
Cash and cash equivalents at the beginning of the period	4,674,572	1,952,464
Cash and cash equivalents at the end of the period	$2,438,962	$741,324
Supplemental disclosure of cash flow information:
Cash paid for interest	$404,162	$269,354
Noncash investing activities:
Capital expenditures accrued, but not yet paid	$—	$—
Purchases of property and equipment included in accounts payable and other	$13,000	$—
Noncash financing activities:
Extinguishment of restructured debt	$7,440,462	$—
Issuance of Common Stock, warrants and other rights upon extinguishment of restructured debt	$3,962,766	$—
Gain on extinguishment of debt with related parties	$3,477,696	$—
Equity dividend to investor	$10,153,799	$11,643,114

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

As of June 30, 2026, the Company had not generated any revenue from commercial product sales of its internally developed immunotherapeutic products. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and expects to continue to incur operating losses for the foreseeable future. Since inception to June 30, 2026, the Company incurred cumulative net losses of $107.5 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Summary of Significant Accounting Policies

Basis of Presentation

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements as of June 30, 2026 and for the three and six months ended June 30, 2025 and 2026 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 which appear in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”) and in other filings with the SEC.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing transformative fusion immunotherapeutics for diseases promoted by chronic inflammation, including autoimmune disorders and other inflammatory diseases, cancer and senescence-associated dysplasia. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. In addition, the Company’s CODM is regularly provided with detailed results of preclinical and clinical data which is considered in his decision for the allocation of resources. See Note 11. Segment Reporting for further details. The single operating segment constitutes all of the Company activity, and the CODM regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC820, Fair Value Measurement (“Topic 820”) establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values takes into account the market for the Company’s financial assets and liabilities, the associated credit risk, and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. See Note 2. Fair Value of Financial Instruments.

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

At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company’s revenues have been generated exclusively from license agreements, which consist of licenses of intellectual property, research and development cost reimbursements and service fees, upfront signing fees, milestone payments and royalties on future licensee’s product sales. From time to time, the Company may retain manufacturing rights when it enters license agreements, and in this case, the Company and its licensee will enter a separate supply agreement, under which the Company will agree to sell clinical materials needed for research and clinical trials to the licensee, for which the Company will recognize revenue.

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

When consideration is an equity interest in a private entity whose equity has limited marketability with no readily determinable fair value and for which the Company does not have significant influence over the investee, the Company measures the equity interest using the measurement alternative, at cost less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer (ASC Topic 321, Investments - Equity Securities or Topic 321), unless the fair value method is otherwise elected. If the Company elects to measure an equity security at fair value, the entity shall measure all identical or similar investments of the same issuer, including future purchases of identical or similar investments of the same issuer, at fair value. The election to measure those securities at fair value shall be irrevocable. Any resulting gains or losses on the securities for which that election is made shall be recorded in earnings at the time of the election and each reporting period thereafter.

In the second quarter of 2025, the Company elected to account for its shares of AlloTera Therapeutics, Inc. (“AlloTera Therapeutics”) formerly Wugen, Inc. (“Wugen”), previously accounted for under the measurement alternative, at fair value determined by using financial valuation techniques and market information available. The Company will remeasure the change in fair value of the AlloTera Therapeutics shares in reporting periods subsequent to the second quarter of 2025 and recognize the change in fair value in earnings. In May 2025, the Company transferred the rights to proceeds of a sale or liquidation of AlloTera Therapeutics shares to certain holders of Secured Notes and Convertible Bridge Notes who agreed to restructure and convert their notes to equity, which gave rise to a contingent liability which is also measured based on the fair value of the relevant number of shares with the change in fair value recognized in earnings beginning in the second quarter of 2025 and each reporting period thereafter. See Note 2. Fair Value of Financial Instruments and Note 4. Debt, Net.

On March 16, 2026, the Company received full payment of the nonrefundable upfront license fee from Beijing Trimmune Biotech Co. Ltd. (“Trimmune”), a private company based in China, which included an in-kind payment of a transferable equity interest in Trimmune. The Company has elected to use the measurement alternative under ASC 321-10-35-2 to account for this investment. The initial fair value was derived by reference to the implied post-financing valuation of Trimmune of RMB 175,000,000 of a contemporaneous Licensee Funding Transaction (“LFT”) with unrelated third party investors (a Level 2 fair value indicator under Topic 820), using the exchange rate on the closing date of the LFT. In subsequent reporting periods, the Company will measure the value of this investment at cost less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. See Note 5. License Agreements.

From time to time, the Company invests excess cash in U.S. Treasury bills and notes, which are classified as trading securities. As of June 30, 2025 and 2026, the Company had no short-term investments.

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

A SEPA is an equity-linked instrument for which an investor has the right, but not the obligation, to purchase shares of the entity’s common stock over a specified period of time. The SEPA creates a purchase put option for the overarching arrangement which was determined to be a derivative. Economically, before the entity has elected to sell shares, a SEPA represents a purchased put option on the entity’s own equity. However, once the entity “draws” on the SEPA, the related number of shares issued constitutes a financial instrument. Thus, a SEPA contains both a purchased put option element and a forward share issuance element. This means that a SEPA generally does not qualify for equity classification. Accordingly, entities must recognize an asset or liability for its SEPA. Such asset or liability must be measured at fair value, with changes in fair value recognized in net (loss) income. Further, individual draws must also be evaluated to determine if they meet criteria for equity classification.

With regards to the individual draws for a Standard Put under the SEPA, an individual draw would create a separate financial instrument with settlement criteria that does not meet indexation guidance. While the number of shares is known at inception and therefore not subject to the overarching share cap, there are two inputs into the settlement amount paid by the Investor which are not inputs into a fixed-for-fixed option: (1) the maximum amount to be funded under the SEPA of $20.0 million, which inherently limits the settlement amount regardless of the Company’s stock price and (2) the discount which reduces the amount to be paid upon settlement. See Note 7. Standby Equity Purchase Agreement.

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

Restatement of Previously Issued Interim Financial Information

The Company has restated its previously issued unaudited condensed financial statements for the three months ended March 31, 2026 (the “Amendment”) in a Form 10-Q/A filed on August 14, 2026 to correct the misapplication of the two-class method of calculating earnings per share under ASC 260, Earnings Per Share. The Company originally calculated earnings per share without identifying certain outstanding warrants as participating securities in a Quarterly Report on Form 10-Q for the three months ended March 31, 2026 filed on May 14, 2026 (“Original Filing”). The Amendment reflects the identification of these warrants as participating securities and the resulting correction of the calculation of earnings per shares by applying the two-class method.

As of March 31, 2026, after giving effect to the Reverse Stock Split, the Company had 904,312 weighted-average shares of Common Stock outstanding and participating warrants which may be exercised for 524,501 shares of Common Stock issued. The correct application of the two-class method required that undistributed earnings are allocated according to shares held or shares that may be held upon exercise, specifically, the Company must allocate 63.3% of undistributed earnings to Common Stockholders and 36.7% of undistributed earnings to holders of participating securities. Prior to the Amendment, the Company reported basic and diluted EPS of $2.19 per share for the three months ended March 31, 2026, an overstatement of $0.80 per share. In the Amendment, for the three months ended March 31, 2026, the Company reported basic and diluted EPS of $1.39 per share. See Note 9. Net income (loss) per share. Due to the cumulative nature of the two-class method, this error had no impact on the unaudited condensed financial statements for the three and six months ended June 30, 2026, nor any other reporting period.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03) which requires public business entities to provide enhanced disaggregation of expenses in financial statements, including detailed disclosures on inventory purchases, employee compensation, depreciation, and amortization. The new guidance is effective for the Company for fiscal periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of the standard on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs to update the accounting for internal use software costs. The guidance requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-07—Derivatives and Hedging (“Topic 815”) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract, to expand the scope of contracts that are excluded from derivative accounting (i.e., measured at fair value through earnings). ASU 2025-07 addresses stakeholders’ concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities may apply the guidance either on a modified retrospective or prospective basis. Early adoption is permitted. The Company is evaluating the impact of the standard on the Company’s financial statements.

As of December 31, 2026, the Company will cease to be an ‘emerging growth company’ as defined in the Jumpstart Our Business Startups Act of 2012. We expect to remain a non-accelerated filer and smaller reporting company. The Company is currently assessing potential regulatory and operational changes that may be required as a result.

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

During the three months ended March 31, 2026, the Company agreed to modify certain outstanding warrants, subject to stockholder approval. Since there was a contingency in the terms of settlement, the Company recognized a warrant liability as of March 31, 2026. The warrant liability is measured at fair value using the Black-Scholes option pricing model. The fair value is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The change in fair value is recognized in earnings. On June 15, 2026, at the Company’s Annual Meeting of Stockholders, the stockholders approved the repricing of the warrants underlying this warrant liability, after which the warrants met all requirements for classification as equity. On that date, the Company remeasured the warrant liability at fair value and recognized the change in fair value in earnings. In the three and six months ended June 30, 2026, the Company recognized the change in fair value of the warrant liability of $2.4 million and $1.8 million, respectively. There was no warrant liability outstanding as of June 30, 2026. See Note 6. Sale of Common Stock and Warrants.

The Company’s investment in shares of AlloTera Therapeutics common stock is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The fair value is estimated using a combination of valuation techniques, including an adjusted enterprise valuation method and a backsolve method, which incorporates information from recent financing transactions and the Company’s assessment of the underlying enterprise value of AlloTera Therapeutics. Significant unobservable inputs used in these valuations include assumptions related to the enterprise value of AlloTera Therapeutics discounts for lack of marketability, the capital structure of the investee, and the probability and timing of potential liquidity events. The fair value of the AlloTera Therapeutics investment is reassessed each reporting period based on updated assumptions and available market information with the change in fair value recognized in earnings.

A contingent liability arose in May 2025 when the Company agreed to transfer some of the proceeds from the sale or liquidation of shares in AlloTera Therapeutics, if such event occurs, to certain holders of Secured Notes and Convertible Bridge Notes as part of the terms to restructure and convert their debt to equity. The valuation of the contingent liability is based on assumptions that are consistent with those used in valuing the related AlloTera Therapeutics investment, including the expected distribution of proceeds upon a liquidity event. The fair value of the contingent liability is reassessed each reporting period with the change in fair value recognized in earnings. See Note 4. Debt, Net.

There were no material changes in the valuation techniques or significant unobservable inputs used to measure these Level 3 instruments during the six months ended June 30, 2026.

The following table presents the Company’s assets and liabilities which were measured at fair value at December 31, 2025 and June 30, 2026:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,607,009	$—	$—	$1,607,009
Investments	—	—	1,326,329	1,326,329
Liabilities
Contingent liability	—	—	(692,531)	(692,531)
Total	$1,607,009	$—	$633,798	$2,240,807

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$246,046	$—	$—	$246,046
Investments	—	—	1,326,329	1,326,329
Liabilities
Contingent liability	—	—	(692,531)	(692,531)
Total	$246,046	$—	$633,798	$879,844

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

As of June 30, 2026, the Company had a balance of $1.1 million included in Accrued liabilities and other current liabilities in the accompanying condensed balance sheet, consisting of $422,000 for construction expenses, $74,000 for manufacturing expenses, $74,000 for legal fees, $240,000 for clinical expenses, $166,000 for salary expenses and $124,000 for other accrued expenses or current liabilities.

4. Debt, Net

Cogent Bank Loan

On August 15, 2022, the Company entered into the 2022 Loan Agreement with Cogent Bank (the “2022 Loan Agreement”), pursuant to which it received $6.5 million in proceeds to purchase a property where the Company planned to construct a manufacturing facility for biologics and upgraded research laboratory facilities. The loan is secured by a first priority lien on the property.

As of June 30, 2026, the Company had $6.1 million in principal outstanding under the 2022 Loan Agreement. The interest-only period was one year followed by 48 months of equal payments of principal and interest beginning on September 15, 2023 based on a 25-year amortization rate. The unamortized balance is due on August 15, 2027 (the “2022 Loan Agreement Maturity Date”), and bears interest at a fixed per annum rate equal to 5.75%. The Company is in compliance with covenants related to current payment of principal, interest, property taxes and insurance as of June 30, 2026. The Company has the option to prepay the outstanding balance of the loan prior to the 2022 Loan Agreement Maturity Date without penalty.

As of December 31, 2025 and June 30, 2026, certain subcontractors filed mechanics liens related to unpaid invoices issued in connection with the Company’s construction of its new manufacturing facilities and upgraded research laboratories. The 2022 Loan Agreement contains a provision for a discretionary default in the event that the Company fails to pay sums due in connection with construction of any improvements. As of December 31, 2025 and June 30, 2026, the Company has reported this loan as Short-term debt, net. On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the mechanics liens no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. On June 26, 2026, B&I Contractors, Inc. (“B&I”) filed a Voluntary Dismissal with Prejudice and a final Satisfaction of Lien removing a lien of $1.1 million against the Company. The Company and Cogent Bank continue to negotiate the terms of a forbearance agreement to provide additional time for the Company to comply with the demands it made in the demand letter.

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

As a condition to entering into the Amended and Restated Note Purchase Agreement, the Company, Mercedes M. Sellek, P.A. (“Escrow Agent”), and the Purchasers entered into that certain Escrow Agreement and Amended and Restated Pledge Agreement, dated July 2, 2024, pursuant to which the Company agreed to pledge its equity ownership interest in AlloTera Therapeutics (the “Pledged Collateral”), to be held and released by Escrow Agent according to the terms of the Escrow Agreement, as security for the Secured Notes.

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

The Secured Notes were deemed to be a hybrid instrument, consisting of a debt host with embedded derivatives requiring bifurcation and accounting for separately. The embedded derivatives consist of the Mandatory Redemption, which depends on certain events occurring, and the fixed bonus payable upon the Maturity Date. The fair value of the embedded derivative, which incorporated the likelihood of certain events occurring, was immaterial. Thus, as of December 31, 2025 and June 30, 2026, the Company did not recognize the embedded derivative in the accompanying condensed balance sheets. The Company accounts for the fixed bonus payment to be paid if the Secured Notes are repaid on the Maturity Date by accreting the bonus payment to the full amount due on the Maturity Date, utilizing the effective interest rate method.

On May 1, 2025, noteholders holding $6.6 million of the principal of the outstanding Secured Notes elected to convert their outstanding indebtedness to equity and entered the Second Amendment to the Amended and Restated Note Purchase Agreement (the “Conversion Agreement”). On May 7, 2025, the conversion date, the Company extinguished $6.6 million of the outstanding principal amount of Secured Notes and $860,462 of accumulated accretion of a fixed bonus to be paid on the Maturity Date. For those noteholders who converted to equity, the right to a fixed bonus payable on the Maturity Date was terminated and the previously accumulated fixed bonus was waived. See section “Troubled Debt Restructuring of Secured Notes” below.

For those Secured Notes which remain outstanding as of December 31, 2025 and June 30, 2026, the Company reported $397,065 and $425,891, respectively, for the outstanding principal and accumulated accretion of a fixed bonus payment due upon Maturity Date as a current liability in Short-term debt, net in the accompanying condensed balance sheets.

For the three months ended June 30, 2025 and 2026, the Company recognized $102,248 and $14,413, respectively, as an expense for accretion of the fixed bonus payment due in the event the Secured Notes are repaid on the Maturity Date, presented within General and administrative expenses in the accompanying condensed statements of operations. For the six months ended June 30, 2025 and 2026, the Company recognized $375,308 and $28,826, respectively, for this expense.

Troubled Debt Restructuring of Secured Notes

The Company entered into the Second Amendment to its Amended and Restated Note Purchase Agreement in which certain Secured Note noteholders and the Company agreed to the terms to effectively extinguish $7.4 million of debt through the issuance of 42,181 shares of Common Stock, warrants to purchase 21,090 shares of Common Stock, and rights to receive a pro rata share of 49.11% of the proceeds or shares from the Company’s investment in AlloTera Therapeutics. The transaction was accounted for under ASC Subtopic 470-50, Debt Modifications and Extinguishments, and ASC Subtopic 470-60, Troubled Debt Restructurings by Debtors as a troubled debt extinguishment, as the Company was experiencing financial difficulty and it was granted a concession by Secured Note noteholders whereby the fair value of consideration transferred was less than the carrying amount of the Secured Notes.

The net carrying amount of the restructured Secured Notes was $7.4 million, including principal of $6.6 million and accumulated accretion of a fixed bonus payable upon Maturity Date of $860,462. The fair value of consideration transferred including Common Stock, warrants to purchase Common Stock, and rights to proceeds of a portion of the Company’s shares of AlloTera Therapeutics common stock was $4.0 million, with the difference of $3.5 million being recognized as a troubled debt restructuring gain. Due to the related party nature of the converting noteholders, the gain was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended June 30, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

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

As of May 15, 2025, the outstanding principal of the Convertible Bridge Notes were converted. The fair value of consideration transferred including 6,041 shares of Common Stock and rights to proceeds of a portion of the Company’s shares of AlloTera Therapeutics common stock was $401,134, with the difference of $131,135 being recognized as a loss on conversion. Due to the related party nature of the converting noteholders, the loss was recorded to additional paid-in capital and is reflected in the beginning balance as of January 1, 2026 for the period ended June 30, 2026, in the accompanying condensed statements of stockholders’ equity (deficit).

Contingent Liabilities

In connection with the Trouble Debt Restructuring and the conversion of the Unsecured Promissory Note discussed above, the converting noteholders have a right to receive a portion of the proceeds of the sale or liquidation of the Company’ shares of AlloTera Therapeutics common stock if such an event occurs. The Company retained ownership of all of its AlloTera Therapeutics shares which is presented in Investments on the accompanying condensed balance sheets. The Company recognized a contingent liability for the rights transferred to the converting noteholders presented as a contingent liability on the accompanying condensed balance sheets. As of December 31, 2025 and June 30, 2026, the fair value of the Company’s AlloTera Therapeutics shares was $1.3 million and the fair value for the Contingent liability was $692,531 in the accompanying condensed balance sheets. See Note 2. Fair Value of Financial Instruments.

Promissory Note with Personal Guaranty

On May 8, 2025, the Company issued a promissory note for $150,000, secured by a personal guaranty and pledge given by the Company’s Founder and CEO, Dr. Hing C. Wong in accordance with the provisions of that certain Guaranty and Pledge Agreement of even date herewith between the Company and the holder. The promissory note was issued with an original issue discount of $75,000. On the Maturity Date of February 7, 2026, the Company was obligated to repay $225,000. The Company repaid the promissory note in full on February 6, 2026.

For the three and six months ended June 30, 2025, the Company recognized accretion of original issue discount of $14,722 and for the six months ended June 30, 2026 the Company recognized accretion of original issue discount of $10,278, in Interest expense in the accompanying condensed statement of operations. As of December 31, 2025, the Company reported a balance of $214,722 for the promissory note in Short-term debt, net in the accompanying condensed balance sheet.

5. License Agreements

AlloTera Therapeutics License

On May 21, 2026, the Company elected to exercise its option to terminate the exclusive worldwide license agreement with AlloTera Therapeutics, Inc. (the “AlloTera Therapeutics License”) for ex vivo rights to the Company’s molecules HCW9201 and HCW9206. The termination was made pursuant to Section 1(b) of the 12-month suspension letter agreement the parties entered into on May 29, 2025.

Beijing Trimmune Biotech Co. Ltd. License

On November 17, 2025, the Company and Trimmune entered into an Amended and Restated License, Research and Co-Development Agreement (“Trimmune License”) following the assignment of the original License, Research and Co-Development Agreement, which includes an exclusive license to HCW11-006 for in vivo applications (“WY Biotech License”) from WY Biotech Co., Ltd. to Trimmune. The parties restructured the terms of the original WY Biotech License to include the assignment of rights to Trimmune. In addition to the license for HCW11-006, the parties agreed that for additional consideration, Trimmune has an option to license the exclusive China rights to clinical development and commercialization for in vivo applications of HCW9302, the Company’s clinical-stage molecule currently being evaluated for the treatment of an autoimmune disorder.

On March 16, 2026, the Company received the full nonrefundable upfront license fee, consisting of $3.5 million in gross cash proceeds, or $2.9 million net of foreign taxes, and a transferable minority equity ownership interest in Trimmune with a fair value of $3.5 million, whereupon the transaction was deemed closed and the contract was binding.

In addition, the Company is eligible to receive up to $16.0 million in development and regulatory milestone payments, royalties on future product sales, and a share of proceeds from certain future transactions involving the licensed molecule. Trimmune is responsible for all research, development, manufacturing, regulatory, and commercialization costs in its territory, including the Phase 1 clinical trial in China. Following completion of that trial, the Company has a payment-free, milestone-free, and royalty-free option (the “Opt-in Right”) to recapture development and commercialization rights to HCW11-006 in the United States, Canada, Central America, and South America (the “Opt-in Territory”). If the Company exercises its Opt-in Right, it will be responsible for the costs of clinical development in its territory.

Because the Trimmune License and the equity interest were negotiated as a package with a single commercial objective, the Company combined and accounted for them as a single arrangement under ASC 606. The equity interest represents non-cash consideration, measured at its fair value of $3.5 million at contract inception. The corresponding equity investment is accounted for under the measurement alternative in ASC 321. The Company identified two distinct performance obligations: (i) the delivery of licensed intellectual property— comprising the licensed patent rights, licensed know-how, a related license to HCW9109, and a technology transfer (collectively, the “Licensed IP”); and (ii) post-transfer development services consisting of an improved cell line and a master cell bank (collectively, the “Services”). The transaction price at inception was $6,650,000, reflecting the $7.0 million in upfront consideration, less $350,000 that was carved out as a contract liability related to prepaid optional post-transfer services. Development and regulatory milestone payments, royalties, and sales-based sublicensing consideration are fully constrained at inception and excluded from the transaction price. Non-sales-based sublicensing consideration remains constrained until the related uncertainty is resolved.

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

For the three and six months ended June 30, 2026, the Company recognized $121,730 and $6.7 million of revenue, respectively, under the Trimmune License. For the three months ended June 30, 2026, revenues were comprised of $121,730 of Services revenue. For the six months ended June 30, 2026, revenues were comprised of $6.3 million allocated to the Licensed IP recognized at closing and $351,730 of Services revenue earned through the reporting period. As of June 30, 2026, the contract liability of $348,270 reported in the accompanying condensed consolidated balance sheet represents $40,000 of remaining Services consideration and the $308,270 prepayment associated with the optional post-transfer services. The carrying value of the Company’s equity interest in Trimmune was $3.5 million as of June 30, 2026, which is included in investments in the accompanying condensed balance sheet. See Note 1. Organization and Significant Accounting Policies – Investments.

Transaction Price and Contract Liability as of June 30, 2026

		Revenue Recognized
	Transaction Price	as of June 30, 2026	Contract Liability
Licensed IP	$6,300,000	$6,300,000	$-
Prepaid technology transfer costs	500,000	191,730	308,270
Master Cell Bank	200,000	160,000	40,000
	$7,000,000	$6,651,730	$348,270

Trimmune is a variable interest entity. Through equity ownership in Trimmune, licensing fees, Opt-In Rights, milestone payments and other potential payments, the Company has variable interests. The investment at risk is limited to the Company’s shares in Trimmune and contractual rights. As of the closing date of the Trimmune License, the Company concluded that it is not the primary beneficiary and should not consolidate the entity. There have been no reconsideration events in the three months ended June 30, 2026 that change the conclusion. The Company has no control over the operating and business activities that most significantly impact the entity’s economic performance. The Company has contractually agreed to cede its voting rights as they relate to operations of the entity. This was accomplished through a voting rights agreement in which all shares are voted by the Chief Executive Officer of Trimmune and an agreement related to voting on the joint steering committee by which the Company agreed that Trimmune will have the tie-breaking vote. As a result, the Company’s role is to act as an advisor and expert for technical advice, but it does not have any power to control the activities of the entity. The Company’s exposure to loss is limited to its investment and rights under the contractual arrangement with Trimmune. Risk of economic loss is borne by Trimmune’s investors, who are not related parties with the Company. The Company is not obligated to participate in future investment rounds in Trimmune, nor does the Company have contractual obligations or guarantees to Trimmune or any of its employees or investors.

6. Sale of Common Stock and Warrants

May 2025 Equity Financing

On May 13, 2025, the Company entered into a securities purchase agreement with a single institutional investor (the “Investor”) for the issuance and sale of (i) 26,334 shares of the Company’s Common Stock and (ii) pre-funded warrants to purchase up to 85,524 shares of Common Stock (the “Pre-Funded Warrants”) in a follow-on public offering (the “May 2025 Offering”), pursuant to a registration statement filed under Rule 424(b)(4) (File No. 333-287136), which was declared effective by the SEC on May 15, 2025. The Company also issued warrants to purchase up to an aggregate of 223,714 shares of Common Stock (“Common Stock Warrants”).

The gross proceeds to the Company from the May 2025 Offering were approximately $5.0 million before deducting the placement agent’s fees and other offering expenses of $802,602 payable by the Company. The May 2025 Offering closed on May 15, 2025. In this financing, the Company issued shares of Common Stock or Pre-Funded Warrants that may be exercised to purchase Common Stock in lieu thereof, and warrants that may be exercised to purchase Common Stock. In a contemporaneous private agreement entered into with the Investor, the Company agreed to reprice warrants to purchase up to 27,988 shares of Common Stock that were issued to the Investor in a financing that closed on November 20, 2024. The Company estimated the fair value of the securities issued, using the Black Scholes valuation model to estimate the fair value of the warrants, and determined the fair value of securities issued was $15.2 million. As this was a transaction with an existing stockholder, the Company recognized a $10.2 million deemed equity dividend to the Investor which was recorded in additional-paid-in capital for the period ended June 30, 2025.

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

As of June 30, 2025, all Pre-Funded Warrants issued in the May 2025 offering had been exercised. The May 2025 Common Warrants exercisable for up to 223,714 shares of Common Stock, together with the November 2024 Common Warrants (as repriced in connection with the May 2025 offering) exercisable for up to 27,988 shares of Common Stock, were subsequently exercised in the November 2025 inducement transaction discussed below.

Inducement Transaction and Shares held in Abeyance

On November 19, 2025, the Company entered into a warrant inducement agreement with the Investor (the “Inducement Agreement”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding Common Stock Warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 to purchase 251,702 shares of Common Stock, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses. At closing, the Company issued 49,834 shares and held 201,868 shares in abeyance, until such time as the Investor requested issuance.

In consideration for the immediate exercise of the Common Stock Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new Common Stock Warrants to purchase up to 503,402 shares of Common Stock at an exercise price of $14.46 per share. In a private transaction entered into contemporaneously with the February 2026 Sale of Common Stock and Warrants discussed below, the Company agreed to an amendment to reduce the exercise price of these Common Stock Warrants to $3.633 per share, which was approved by the Company’s stockholders on June 15, 2026 at the Annual Meeting of Stockholders.

As of December 31, 2025 and June 30, 2026, there were 162,834 shares and no shares held in abeyance, respectively.

Inducement Transaction and Shares held in Abeyance

On November 19, 2025, the Company entered into a warrant inducement agreement with the Investor (the “November 2025 Inducement Transaction”), pursuant to which the Investor agreed to immediately exercise in full all of its outstanding Common Stock Warrants originally issued on November 20, 2024 (as amended on May 15, 2025) and on May 15, 2025 to purchase 251,702 shares of Common Stock, resulting in aggregate gross proceeds to the Company of approximately $4.0 million before fees and expenses. At closing, the Company issued 49,834 shares and held 201,868 shares in abeyance, until such time as the Investor requested issuance.

In consideration for the immediate exercise of the Common Stock Warrants, the Company issued to the Investor, in a private placement pursuant to Section 4(a)(2) of the Securities Act, new Common Stock Warrants to purchase up to 503,404 shares of Common Stock at an exercise price of $14.46 per share. In a private transaction entered into contemporaneously with the February 2026 Sale of Common Stock and Warrants discussed below, the Company agreed to an amendment to reduce the exercise price of these Common Stock Warrants to $3.633 per share, which was approved by the Company’s stockholders on June 15, 2026 at the Annual Meeting of Stockholders.

As of December 31, 2025 and June 30, 2026, there were 162,834 shares and no shares held in abeyance, respectively.

February 2026 Sale of Common Stock and Warrants

On February 17, 2026, the Company entered into a securities purchase agreement (“February 2026 SPA”) with the Investor, pursuant to which the Company issued 412,882 units (the “Units”) consisting of (i) 412,882 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 412,882 shares of Common Stock, and (ii) up to 412,882 Common Stock purchase warrants (the “Common Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 412,882 shares of Common Stock. The issuance of the Common Warrants was subject to stockholder approval, which was obtained at the Company’s Annual Meeting of Stockholders held on June 15, 2026. The securities were offered pursuant to a registration statement on Form S-1, as amended (File No. 333-293396), which was declared effective by the Securities and Exchange Commission on February 17, 2026.

The combined purchase price for each Unit consisting of one Pre-Funded Warrant that may be exercised for one share of Common Stock and an accompanying Common Stock Warrant to purchase one share of Common Stock was $3.6329. The Common Stock Warrants have an exercise price of $3.633 per share and expire on the five-year anniversary of receipt of stockholder approval. The Pre-Funded Warrants have an exercise price of $0.0001, are exercisable immediately and will not expire until exercised in full.

On February 17, 2026, the Company also entered into a privately negotiated agreement with the Investor, which holds certain existing outstanding warrants to purchase up to 503,402 shares of Common Stock (the “Existing Warrants”), which were issued in the November 2025 Inducement Transaction, and agreed to reprice these warrants from $14.46 to $3.633, which was approved by the Company’s stockholders on June 15, 2026 at the Annual Meeting of Stockholders.

Stockholder approval was required for the warrants issued or modified in the February 2026 transaction in order to comply with Nasdaq Stock Market Rules. Nasdaq Stock Rule 5635(d) is referred to as the “Nasdaq 20% Rule.” In order to comply with the Nasdaq 20% Rule, the Company must seek stockholder approval to permit the potential issuance of more than 19.99% of outstanding Common Stock upon exercise of the Common Warrants in accordance with their terms. To meet the Nasdaq 20% Rule, the Company required stockholder approval under the listing rules of Nasdaq to remove the Exchange Cap provisions in the February 2026 SPA to permit the potential issuance of more than 20% of its outstanding Common Stock in accordance with the terms of the SPA.

The gross proceeds to the Company from the February 2026 Offering were approximately $1.5 million before deducting the placement agent’s fees and other offering expenses of $389,056 payable by the Company. The offering closed on February 19, 2026.

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

The fair value of the Common Stock Warrants issued in this transaction was estimated at $1.3 million using the Black-Scholes option pricing model with assumptions including a term of 5 years, volatility of 131.8% and a risk-free rate of 3.57%. The change in fair value of the Existing Warrants which were amended to lower the exercise price from $14.46 to $3.633 per share was estimated at $193,910 using the Black Scholes pricing model with the assumptions including a term of 5.26 years, volatility of 131.8% and a risk-free rate of 3.57%. As this was a transaction with an existing stockholder, the difference between the gross proceeds of $1.5 million and the fair value of securities issued and the modification of the warrant, or $3.0 million, was deemed to be an equity dividend to the Investor, which was recorded in additional-paid-in capital as of June 30, 2026.

On March 16, 2026, the Investor exercised all of its Pre-Funded Warrants issued from the February 2026 offering, and the Company issued 412,882 shares of Common Stock. As of June 30, 2026, there were no Pre-Funded Warrants outstanding that were purchased in the February 2026 transaction.

February 2026 Offering and Warrant Classification

The February 2026 Common Stock Warrants that may be exercised to purchase up to 412,882 shares of Common Stock issued on February 17, 2026 were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The Common Stock Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Common Stock upon exercise, are indexed to the Company’s Common Stock and meet the equity classification criteria. In addition, the Common Warrants and the Pre-Funded Warrants do not provide any guarantee of value or return.

Upon modification of the November 2025 Common Stock Warrants on February 17, 2026, these warrants were reclassified from equity to a warrant liability due to a contingency in the settlement terms, and were therefore reclassified as a warrant liability. As a result, the Company recognized a warrant liability, which was measured at fair value as of March 31, 2026. Upon stockholder approval of the new strike price of $3.633 per share on June 15, 2026, the contingent strike price adjustment was resolved, all requirements for equity classification were met and the November 2025 Common Stock Warrants were reclassified to permanent equity. See Note 2. Fair Value of Financial Instruments.

May 2026 Sale of Common Stock and Warrants

On May 21, 2026, the Company completed a private placement with existing accredited investors, including the Investors in which it entered into a Securities Purchase Agreement (the “May 2026 SPA”), pursuant to which the Company agreed to issue and sell an aggregate of 474,496 units, with each unit consisting of (i) one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock” or “Shares”), at a purchase price of $7.68 per Share, or, in lieu thereof, one pre-funded warrant, and (ii) one warrant to purchase one share of Common Stock (the “Common Stock Warrants”) at a purchase price of $0.75 per Common Warrant. The units were sold at a purchase price of $8.43 per unit, and the Shares or Pre-Funded Warrants and Common Warrants comprising the units are immediately separable and were issued separately. In lieu of Shares that would otherwise result in a purchaser’s beneficial ownership exceeding 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such Shares, certain purchasers elected to receive pre-funded warrants (the “Pre-Funded Warrants”) at a purchase price of $7.6799 per Pre-Funded Warrant (equal to the per Share purchase price less $0.0001). Each Pre-Funded Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $0.0001 per share and will remain exercisable until exercised in full. Each Common Stock Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $7.68 per share and will expire on the five and one-half year anniversary of the original issuance date. The shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and the Common Stock Warrants are referred to herein as the “Warrant Shares.”

Pursuant to the May 2026 SPA, the Company issued and sold an aggregate of 71,174 Shares, 403,322 Pre-Funded Warrants, and Common Warrants to purchase an aggregate of up to 474,496 shares of Common Stock for aggregate gross proceeds of approximately $4.0 million at the closing, before deducting fees payable to the placement agent and other offering expenses payable by the Company. The Investors included officers, directors and significant stockholders. Scott Garrett, Chairman of our board of directors, purchased $250,000 of securities, Hing C. Wong, our Founder and Chief Executive Officer, purchased $160,000 of securities, and Rebecca Byam, our Chief Financial Officer, purchased $20,000 of securities. Such purchases were made on the same terms and conditions as those offered to other investors.

In connection with the May 2026 SPA, the Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to provide certain registration rights with respect to the resale of the Shares and the Warrant Shares. On June 18, 2026, the SEC declared effective a resale registration statement on Form S-1 (File No. 333-296577) covering the resale of shares of Common Stock and warrants issued in this private placement.

The Common Warrants may not be exercised to the extent that, after giving effect to such exercise, the holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

On June 22, 2026, the holder exercised all Pre-Funded Warrants issued in the May 2026 offering, and the Company issued 403,322 shares of Common Stock.

Participating Warrants

Certain warrants issued by the Company are participating warrants. Under U.S. GAAP, participating warrants are instruments that grant the holder the right to receive non-forfeitable dividends or dividend equivalents on an equal basis with common stockholders before exercise. Because they are considered “participating securities,” the Company utilizes the two-class method to calculate and report basic and diluted Earnings Per Share (EPS). See Note 9. Net Loss per Share.

As of June 30, 2025, outstanding participating warrants included: November 2024 Common Stock Warrants to purchase up to 27,988 shares of Common Stock, May 2025 Common Stock Warrants to purchase up to 223,714 shares of Common Stock, and Conversion Common Stock Warrants issued to the Noteholders who converted Secured Notes to equity to purchase up to 21,099 shares of Common Stock.

As of June 30, 2026, outstanding participating warrants included: November 2025 Common Stock Warrants to purchase up to 503,402 shares of Common Stock and Conversion Common Stock Warrants to purchase up to 21,099 shares of Common Stock.

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

As of June 30, 2025, the Company concluded that the Equity Purchase Agreement for Standard Put Shares does not qualify for equity classification. On the effective date, the Company concluded that the fair value of the Equity Purchase Agreement at inception was zero and no asset or liability was recorded. As a result, fees paid to Square Gate in excess of the fair value of the Equity Purchase Agreement were expensed as incurred. Any issuance costs or other transaction costs attributable to a freestanding equity-linked financial instrument that is classified as an asset or liability should be recognized in earnings in the period incurred

The Commitment Fee was paid in-kind with an equivalent value of shares of the Company’s Common Stock. On March 12, 2025, the Company issued 1,603 shares of the Company’s Common Stock to Square Gate in payment of the Commitment Fee. At the Special Meeting of Stockholders held on March 31, 2025, stockholders approved the Company’s use of the Equity Purchase Agreement. Pursuant to the Registration Agreement, the Company filed a registration statement to register the underlying shares. On April 16, 2025, the SEC declared a registration statement effective to register the Commitment Shares and shares required to sell up to $40.0 million of the Company’s shares to Square Gate, according to provisions of the Equity Purchase Agreement. The Commitment Fee and issuance costs for the registration statement to register the underlying shares of Common Stock issued under the Equity Purchase Agreement were expensed.

For the six months ended June 30, 2025, the Company expensed the $150,000 Commitment Fee in the accompanying condensed statement of operations. During the three and six months ended June 30, 2025 and 2026, the Company did not put any shares to Square Gate under the SEPA.

8. Preferred Stock

As of December 31, 2025 and June 30, 2026, the Company had 10,000,000 shares of preferred stock authorized and no shares of preferred stock issued.

9. Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Numerator:
Net loss	$(1,927,730)	$(5,219,231)	$(4,124,606)	$(1,746,751)
Equity dividend to investor	(10,153,799)	(10,154,642)	(10,153,799)	(11,643,114)
Net loss attributable to Common Stockholders	$(12,081,529)	$(15,373,873)	$(14,278,405)	$(13,389,865)
Denominator:
Weighted-average common shares outstanding, basic and diluted	296,686	1,327,966	241,417	1,117,350
Net loss per share, basic and diluted	$(40.72)	$(11.58)	$(59.14)	$(11.98)

The following table summarizes the outstanding warrants provision to participate in distribution of earnings. For the three and six months ended June 30, 2025 and 2026, these securities were excluded in the calculation for distribution of net loss:

	June 30,
	2025	2026
November 2024 warrants	27,988	—
May 2025 warrants	223,714	—
Warrants from Debt Conversion	21,099	21,099
November 2025 warrants	—	503,402
Potentially participating warrants	272,801	524,501

The following table summarizes the outstanding potentially dilutive securities. For the three and six months ended June 30, 2025 and 2026, these securities were excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	June 30,
	2025	2026
Common stock options	7,391	7,342
Common stock warrants	272,801	1,411,879
Potentially dilutive securities	280,192	1,419,221

10. Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. The income tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, recognized in the period in which they occur.

For the six months ended June 30, 2025 and 2026, the Company recorded an income tax provision of $0 and $330,186 on pre-tax losses of $4.1 million and $1.4 million for effective tax rates of (23.28)% and 0%, respectively. The effective tax rate differed from the statutory rate primarily because the Company recorded foreign withholding tax expense on China licensing revenue while receiving no corresponding U.S. tax benefit due to its full valuation allowance.

The following are income taxes paid by jurisdiction:

	Six Months Ended June 30,
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

The Company has not generated any product revenue from commercial product sales of internally-developed immunotherapeutic products for the treatment of diseases, as no products have been approved for commercial sale as of June 30, 2026. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances molecules through all stages of development and clinical trials and, ultimately, seek approval for commercial sale.

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

The tables below summarize the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2026:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenues:
Revenues	$6,550	$135,568	$11,615	$6,678,569
Cost of revenues	(5,240)	(229,455)	(9,292)	(240,526)
Gross Profit	1,310	(93,887)	2,323	6,438,043

Operating expenses:
Research and development expenses
Salaries, benefits and related expenses	778,440	761,312	1,479,546	1,539,698
Manufacturing and materials	33,986	27,073	296,783	17,114
Preclinical expenses	146,948	158,917	324,060	376,483
Clinical trials	110,935	101,246	298,755	228,777
Overhead allocations	156,515	154,804	306,392	299,228
Total research and development expenses	1,226,824	1,203,352	2,705,536	2,461,300
General and administrative
Salaries, benefits and related expenses	765,539	523,466	1,554,026	1,046,820
Professional services(a)	496,641	504,837	951,008	989,975
Facilities and office expenses	111,740	103,883	206,068	216,796
Depreciation expenses	59,160	49,994	120,398	103,870
Rent and occupancy expenses	62,528	45,887	112,278	87,049
Insurance	270,598	191,080	560,866	385,523
Taxes	61,576	111,278	94,168	285,966
Other expenses	165,991	325,537	328,181	558,827
Total general and administrative expenses	1,993,773	1,855,962	3,926,993	3,674,826
Other segment items(b)	(1,291,557)	2,066,030	(2,505,600)	1,718,482
Total operating expenses	1,929,040	5,125,344	4,126,929	7,854,608
Net segment loss	$(1,927,730)	$(5,219,231)	$(4,124,606)	$(1,416,565)

(a)

Professional services consist primarily of audit and accounting advisory services, tax advisory services, corporate legal services and other services related to SEC compliance, and legal fees related to patent filings.

(b)	Other segment items include the following unusual or nonrecurring item that comprise other segment items for the three and six months ended June 30, 2025 and 2026:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Arbitration legal fees (recoveries), net	$142,542	$(1,325)	$(1,596,951)	$5,525
Accretion of fixed bonus upon maturity of Secured Notes	102,248	14,413	375,308	28,826
Interest expense	228,714	100,541	505,853	209,815
Indirect tax expense	—	—	—	198,146
Change in fair value of investment, net	(1,748,688)	—	(1,748,688)	—
Gain on extinguishment of liability	—	(483,383)	—	(483,383)
Change in fair value of warrant liability	—	2,443,335	—	1,775,992
Other income, net	(16,373)	(7,551)	(41,122)	(16,439)
Other segment items	$(1,291,557)	$2,066,030	$(2,505,600)	$1,718,482

12. Commitments and Contingencies

Operating Leases

The Company has operating leases for approximately 12,250 square feet of space located in Miramar, Florida. On January 27, 2025, the Company entered into a one-year lease for the same location which commenced on March 1, 2025 and terminated on February 28, 2026. On February 2, 2026, the Company entered into a one-year lease for the same location which commenced on March 1, 2026 and terminates on February 28, 2027. FASB ASC 842, Leases, provides for an exception for short-term leases in ASC 842-20-25-2, whereby a lessee may elect to recognize lease payments in profit or loss on a straight-line basis over the lease term and forego the requirement to recognize a ROU asset and lease liability. The Company elected to account for its short-term operating leases on a straight-line basis over the lease term and did not recognize a ROU asset or lease liability, as allowed for under the exception in ASC842-20-25-2. The Company has no obligations under financing leases.

For the three months ended June 30, 2025 and 2026, rent expense recognized by the Company was $52,619 and $55,715, respectively, of which $27,557 and $29,178, respectively, are included in research and development in the accompanying condensed statements of operations. For the six months ended June 30, 2025 and 2026, rent expense recognized by the Company was $103,175 and $109,365, respectively, of which $54,033 and $57,275, respectively, are included in research and development in the accompanying condensed statements of operations.

Contractual Commitments

The Company has commitments with R&D outsourcing and development companies to supply us with clinical grade materials or other development services. As of June 30, 2026, it is under contract for future obligations of $266,880 it expects to pay during the year ending December 31, 2026.

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

In January 2025, the Company received a $2.0 million insurance reimbursement which was paid directly to Cooley LLP (“Cooley”), the law firm that represented Dr. Wong in his defense in the Arbitration. On December 30, 2025, the Company entered a settlement agreement with Cooley related to legal fees incurred in connection with the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025 and June 30, 2026. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on amendments to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026.

After this settlement, as of December 31, 2025 and June 30, 2026, the Company recognized a liability of $6.2 million and $5.4 million, respectively, for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding in the accompanying condensed balance sheets.

Legal Matters related to Real Estate

During the year ended December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the construction and renovation of a property owned by the Company. On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. The cases have been consolidated. The court has set the BE&K matter for a five-day jury trial in December 2026. There will also be a pretrial conference on November 20, 2026.

On June 26, 2026, as part of a settlement with B&I Contractors, Inc. (“B&I”), we received notice that B&I had filed a voluntary dismissal with prejudice of its crossclaims against us in the matter BE&K Building Group, LLC v. HCW Biologics Inc., et al. pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The matter arose from a mechanics’ lien filed by B&I in connection with allegedly unpaid invoices relating to renovation work at our facility located at 3300 Corporate Way, Miramar, Florida, which is being renovated for future office and laboratory use. In connection with the settlement, B&I filed a final satisfaction of lien releasing a lien in the amount of approximately $1.1 million. The dismissal and satisfaction of lien completed the parties’ settlement and fully resolved all amounts claimed to be owed by us to B&I. There was no gain or loss on the settlement with B&I.

On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the Defaults no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank are negotiating terms for a forbearance agreement to provide additional time for the Company to comply with the demands Cogent Bank made in their demand letter. As of June 30, 2026, the balance due under the Loan Agreement is $6.1 million.

Other Matters

On May 26, 2026, we paid in full all amounts due under a settlement agreement with EirGenix, Inc. (“EirGenix”), our contract development and manufacturing organization, relating to manufacturing costs. Pursuant to the settlement agreement entered into on December 9, 2025, EirGenix agreed to accept $1.2 million in full satisfaction of approximately $1.7 million of outstanding amounts, provided payment was made by an agreed deadline. As a result, all obligations under the settlement agreement were satisfied and the related unpaid invoices and disputed credits were fully resolved. As a result, the Company recognized $483,383 as a Gain on extinguishment of a liability for the three and six months ended June 30, 2026 in the accompany condensed statements of operations.

On June 26, 2025, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”). On June 29, 2026, the Company received written notice from the Nasdaq Listing Staff that the Nasdaq Hearings Panel found that the Company had regained compliance with the Bid Price Rule, subject to certain restrictions.

On July 29, 2026, the SEC temporarily stayed the effectiveness of its July 22, 2026 order approving the Nasdaq’s proposed rule change to adopt a new $5 million Market Value of Listed Securities continued listing requirement (the “$5 Million MVLS Requirement”). The SEC received, pursuant to Rule 430 of the Commission’s Rules of Practice, 17 CFR 201.430, notices of intention to petition for review of the delegated action. In accordance with Rule 431(e), the July 22, 2026, order is stayed until the Commission orders otherwise.

New Nasdaq Rules 5450(a)(3) (Nasdaq Global Select and Global Market) and 5550(a)(6) (Nasdaq Capital Market) would have required listed companies to maintain a Market Value of Listed Securities (MVLS) of at least $5 million (MVLS is the consolidated closing bid price multiplied by the total shares outstanding of the listed class). If a company failed the $5 million MVLS Requirement for 30 consecutive business days, it would receive an immediate Staff Delisting Determination, with no compliance plan or cure period available. A company may appeal the Staff Delisting Determination, however, timely Nasdaq Hearings Panel (the “Panel”) appeal would not stay the suspension from trading for an MVLS-based delisting determination. It means that the securities would trade on the over-the-counter market (“OTC”) while the appeal is pending. After an appeals hearing, the Panel may, in its discretion, grant an exception of up to 180 days from the Staff Delisting Determination if it determines that the company has presented a credible plan to regain compliance and, within that period, the company must demonstrate compliance with all applicable Nasdaq initial listing requirements, not merely the $5 million MVLS standard, which are materially more stringent than the continued listing standards, e.g., initial listing on the Nasdaq Capital Market requires Market Value of Unrestricted Publicly Held Shares of at least $15 million, versus the $5 million MVLS needed to maintain listing.

Inflationary Cost Environment, Banking Crisis, Supply Chain Disruption and the Macroeconomic Environment

The Company’s operations have been affected by many headwinds, including inflationary pressures, tariffs, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when securing materials needed for our operations, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s clinical trials, IND-enabling activities, as well as the Company’s financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

13. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were filed. In addition to the required recognition or disclosure disclosed in the footnotes herein, there were also the following subsequent events after the reporting date:

●	On July 29, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (each, an investor, and collectively, the “Investors”), pursuant to which the Company agreed to issue and sell an aggregate of 618,682 units (the “Units”), with each Unit consisting of (i) one share of the Company’s Common Stock, or, in lieu thereof, one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”), and (ii) the right to receive one common stock purchase warrant (the “Common Warrants”) to purchase one share of Common Stock upon, and subject to, stockholder approval of the issuance of the Common Warrants. The Units were sold at a purchase price of $2.585 per Unit consisting of one share of Common Stock and the right to receive one Common Warrant and $2.5849 per Unit consisting of one Pre-Funded Warrant and the right to receive one Common Warrant. The Common Stock (or Pre-Funded Warrants) and Common Warrants comprising the Units are immediately separable and will be issued separately, the Common Warrants to be issued only upon, and subject to, stockholder approval thereof, which the Company is obligated to seek pursuant to the terms of the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company agreed to issue and sell Units that include an aggregate of 218,682 shares of Common Stock and 400,000 Pre-Funded Warrants for aggregate gross proceeds of approximately $1.6 million before deducting offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including continuing clinical development activities.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will remain exercisable until exercised in full. The Pre-Funded Warrants may not be exercised to the extent that, after giving effect to such exercise, the holder would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

The Investors are entitled to receive Common Warrants exercisable for an aggregate of up to 618,682 shares of Common Stock. Under the terms of the Purchase Agreement, issuance of the Common Warrants is subject to stockholder approval required under Nasdaq Listing Rule 5635(d). Following receipt of such stockholder approval, the Company will issue the Common Warrants to the Investors. The Common Warrants will have an exercise price of $2.585 per share, be exercisable immediately upon issuance and expire on the date that is five and one-half (5.5) years from the date of issuance. The Common Warrants will contain a beneficial ownership limitation of 4.99%, subject to adjustment by the holder in accordance with their terms.

In connection with the Purchase Agreement, Hing C. Wong, Ph.D., the Company’s Founder and Chief Executive Officer, Scott Garrett, a member and the Chairman of the Company’s Board of Directors, and Lee Flowers, the Company’s Senior Vice President of Business Development, participated in the private placement on the same terms and conditions as the other Investor.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to provide certain registration rights with respect to the resale of the shares of Common Stock issued in the offering, the shares issuable upon exercise of the Pre-Funded Warrants and the shares issuable upon exercise of the Common Warrants. The Company agreed to file an initial registration statement within 15 trading days following the closing of the offering and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 days following the closing.

●	On July 29, 2026, the SEC temporarily stayed the effectiveness of its July 22, 2026 order approving the Nasdaq’s proposed rule change to adopt a new $5 million Market Value of Listed Securities continued listing requirement (the “$5 Million MVLS Requirement”). The SEC received, pursuant to Rule 430 of the Commission’s Rules of Practice, 17 CFR 201.430, notices of intention to petition for review of the delegated action. In accordance with Rule 431(e), the July 22, 2026, order is stayed until the Commission orders otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “HCW Biologics,” “HCWB,” “we,” “us” and “our” refer to HCW Biologics Inc.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -”Risk Factors,” in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

HCW Biologics Inc. (“HCW Biologics” or the “Company”) is a clinical-stage biopharmaceutical company developing transformative fusion immunotherapeutics to treat diseases promoted by chronic inflammation. We have created novel compounds that represent a new class of drugs that we believe have the potential to fundamentally change the treatment of autoimmune disorders and other inflammatory diseases, cancer and senescence-associated dysplasia. In addition, we have begun commercialization of certain commercial-ready proprietary compounds for use as reagents to support the production of immunotherapeutics for the treatment of infectious diseases and cancer.

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

Business Highlights

Reverse Stock Split

The Company completed a one-for-six reverse stock split on June 30, 2026 (the “Reverse Stock Split”). All share amounts and price per share amounts discussed herein reflect the Reverse Stock Split.

Financing

May 2026 Sale of Common Stock, Pre-Funded Warrants and Common Stock Warrants

On May 21, 2026, the Company completed a $4.0 million private placement with a group of existing stockholders, in which the Company sold 474,496 units, each of which consisted of one share of Common Stock, or a Pre-Funded Warrant in lieu thereof, and a Common Stock Warrant to purchase one share of Common Stock. Net proceeds to the Company after placement agent commissions and offering costs were $3.5 million. On June 18, 2026, the SEC declared effective a resale registration statement on Form S-1 (File No. 333-296577) covering the resale of shares of Common Stock and warrants issued in this private placement. Investors included a single institutional investor and certain of our directors and executive officers. Scott Garrett, Chairman of our board of directors, purchased $250,000 of securities, Hing C. Wong, our Founder and Chief Executive Officer, purchased $160,000 of securities, and Rebecca Byam, our Chief Financial Officer, purchased $20,000 of securities. Such purchases were made on the same terms and conditions as those offered to other investors. On June 22, 2026, the holder exercised all Pre-Funded Warrants issued in this transaction to purchase 403,322 shares of Common Stock for $0.0001 per share.

July 2026 Sale of Units Comprised of Common Stock, Pre-Funded Warrants and Rights to Receive Common Stock Warrants

Subsequent to June 30, 2026, on July 29, 2026, the Company completed a private placement with certain accredited investors in which the Company sold 618,682 units, each unit consisting of one share of Common Stock, or a Pre-Funded Warrant in lieu thereof, and (ii) the right to receive one Common Stock Warrant upon, and subject to, stockholder approval of the issuance of such Common Stock Warrants, which approval the Company is obligated to seek pursuant to the terms of the purchase agreement. Gross proceeds of the offering were approximately $1.6 million before deducting offering expenses. Hing C. Wong, Ph.D., our Founder and Chief Executive Officer, Scott Garrett, Chairman of our board of directors, and Lee Flowers, our Senior Vice President of Business Development, participated in the private placement on the same terms and conditions as the other investor.

Preparing for Business Development Transaction for Commercial-Ready Reagents

Two of our internally-developed, multi-cytokine fusion protein molecules, HCW9201 and HCW9206, were licensed to AlloTera Therapeutics in 2020. During 2025, AlloTera Therapeutics was refocusing its clinical development programs, and the Company agreed to a suspension of the AlloTera Therapeutics License. On May 21, 2026, the Company elected to terminate the AlloTera Therapeutics License according to the terms provided in the suspension agreement.

We are positioning HCW9206 and HCW9201 as commercial-ready reagents for use in supporting the manufacture of cell-based immunotherapeutics to treat cancer and infectious diseases. The extensive research done in collaboration with the Albert Einstein College of Medicine showed that HCW9206 and similar molecules developed by the Company appear to support more efficient production of CAR-T cells that keep fighting disease longer. We intend to enter into a commercialization partnership with a biopharmaceutical manufacturing company in the second half of 2026.

Since inception in December 2020, the Company has recognized $16.2 million in revenue derived from the AlloTera Therapeutics License, including upfront license fees in cash and shares of AlloTera Therapeutics common stock, purchases of the Company’s inventory of certain molecules needed for manufacturing, and purchases of materials for its clinical trials. In addition, the Company received over $1.8 million in reimbursements for its R&D expenses. The upfront license fee is nonrefundable, and as such, the Company retains ownership of the 2.2 million shares of AlloTera Therapeutics common stock.

Settlement of Accounts Payable Obligations

The Company continues to strengthen its balance sheet through repayment and restructuring of obligations. In the three months ended June 30, 2026, the Company settled $2.8 million of overdue accounts payable, including $1.1 million owed to B&I Contractors, Inc. (“B&I”) and $1.7 million owed to Eirgenix. Settlement terms fully resolved all amounts claimed to be owed by the Company to these vendors. In the three months ended June 30, 2026, the Company paid Eirgenix $620,000 and paid B&I $512,655. In the six months ended June 30, 2026, the Company paid Eirgenix $1,240,000 and paid B&I $865,655.

Nasdaq Compliance

On June 26, 2025, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”). On June 29, 2026, the Company received written notice from the Nasdaq Listing Staff that the Nasdaq Hearings Panel found that the Company had regained compliance with the Bid Price Rule, subject to certain restrictions. The Company will be subject to a Mandatory Panel Monitor until June 17, 2027. See Part II, Item 1, “Legal Proceedings – Other Matters.”

Clinical Development

Preliminary Human Data Readout for Phase 1 Clinical Study Evaluating HCW9302 as Monotherapy in Alopecia Areata

On June 16, 2026, the Company disclosed a preliminary human data readout for the Phase 1 clinical study evaluating HCW9302 in patients with alopecia areata. The Company believes that based on the human data readout and extensive preclinical studies, HCW9302 is potentially a best-in-class IL-2 based treatment for autoimmune diseases by expanding and activating regulatory T cells. Preliminary results indicate that HCW9302 is well tolerated, with no dose-limiting toxicities or significant known IL-2-treatment-related adverse effects, including no reported incidence of capillary leak syndrome, cytokine release syndrome, or increase in blood eosinophil counts.

The readout was for two dose cohorts in a dose-escalating study. All patients, including the first dose cohort at one (1) microgram/kg body weight and the second dose cohort at three (3) micrograms/kg body weight, received a single subcutaneous dose of HCW9302 monotherapy. In the second dose cohort, all three participants showed preliminary indications of improvement in their Severity of Alopecia Tool (“SALT”) scores. These three participants, all with mild alopecia, showed a ≥25% reduction in SALT scores compared to baseline at four and/or nine weeks after dosing. Treatment of patients in the third dose cohort (i.e., eight (8) micrograms/kg body weight) is underway and evaluation of correlative study endpoints is ongoing.

There were no reported incidences of capillary leak or cytokine release syndromes associated with high dose intravenous IL-2 therapy. Additionally, HCW9302 treatment did not increase blood eosinophil counts, another serious side effect commonly associated with IL-2 therapy. All reported HCW9302 treatment emergent adverse events were mild in severity and self-limiting and resolved without medical intervention. The most common side effect was temporary injection-site reaction.

Dosing of the third dose cohort is underway at eight (8) micrograms/kg body weight. The Company has not reported any dose limiting toxicities in the patients treated to date. Patient enrollment continues to be strong, and the Company has added a third clinical site to the study. The full Phase 1 human data readout for the HCW9302 study remains on track to be released in the fourth quarter of 2026. Primary endpoints are safety and a recommended Phase 1 dose. Working with collaborators, the Company is conducting ancillary studies to supplement this data.

Milestone for HCW11-018b, Leading Product Candidate in Company’s Tetravalent T-Cell Engager Program

The Company requested a Type B (pre-IND application) meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the development and regulatory strategy for its investigational lead product candidate, HCW11-018b, a tetravalent T-cell engager (“TCE”) constructed with the Company’s proprietary TRBC drug development platform. The Company would like to reach agreement with FDA on requirements for a clinical study before we submit an IND application to evaluate HCW11-018b in cancer. This clinical trial is on track to initiate in the first half of 2027, provided we secured FDA authorization.

HCW11-018b is intended to treat solid tumors and is administered by subcutaneous injection. In preclinical studies, it has shown the ability to target tissue factor-expressing cancer cells and activate CD3-positive effector T cells, while simultaneously reducing immunosuppression in the tumor microenvironment. Immunosuppression in the tumor microenvironment can limit effector T-cell infiltration and antitumor activity in solid tumors, particularly in gynecologic and pancreatic cancers.

The Company believes that our robust, streamlined, and cost-efficient manufacturing process will produce high-quality cGMP material to support clinical development. Our manufacturing process for HCW11-018b is based on high-producing recombinant CHO cell lines and a proprietary monoclonal antibody needed for the affinity purification process. This monoclonal antibody will be manufactured under GMP standards using a top-tier CDMO.

TCEs have emerged as a potent therapeutic modality to treat cancer. First-generation TCEs represented a breakthrough in immunotherapy but they continue to face significant challenges, including limited antigen selection, poor efficacy in solid tumors, tolerability and safety concerns, and complex manufacturing processes. Extensive preclinical studies of HCW11-018b —including assessments of in vitro and in vivo potency, antigen specificity, pharmacokinetics, toxicity in nonhuman primates, and its therapeutic window — suggest that HCW11-018b may be able to overcome the limitations of earlier-generation TCEs.

Trends and Uncertainties

Inflationary Cost Environment, Geopolitical Risks and Other Macroeconomic Factors

The Company’s operations have been affected by many headwinds, including inflationary pressures, tariffs, rising interest rates, ongoing global supply chain disruptions resulting from increased geopolitical tensions such as the war in the Middle East, the conflict between Russia and Ukraine, China-Taiwan relations, financial market volatility and currency movements. The Company has been impacted by inflation, and may continue to be so, when securing materials needed for our operations, the costs for recruiting and retaining employees and other employee-related costs. Management employs a number of strategies to effectively navigate these issues, including product redesign, alternate sourcing, and establishing contingencies in budgeting and timelines. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s clinical trials, IND-enabling activities, as well as the Company’s financial condition and results of operations. The extent and duration of such events and conditions, and resulting disruptions to our operations, are highly unpredictable.

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

AlloTera Therapeutics License

The Company entered the AlloTera Therapeutics License at the end of 2020, and we entered a development supply agreement with them to provide it with clinical development materials needed for research and clinical development in the first quarter of 2021. On May 29, 2025, the Company agreed to a one-year suspension of the AlloTera Therapeutics License, while they assessed the strategic direction of their clinical development programs. On May 21, 2026, the Company elected to terminate the AlloTera Therapeutics License according to the terms of the suspension agreement. The Company has launched a commercial-ready program to commercialize the two molecules formerly licensed to AlloTera Therapeutics as reagents to support the manufacturing process of cell-based immunotherapies for cancer and infectious diseases.

The Company will continue to hold the upfront, nonrefundable license fee from AlloTera Therapeutics, including the in-kind payment of 2.2 million shares of their common stock.

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

On March 16, 2026, the Company received the full nonrefundable upfront license fee, consisting of $3.5 million in gross cash proceeds, or $2.9 million net of taxes, and a transferable minority equity ownership interest in Trimmune with a fair value of $3.5 million, whereupon the transaction was deemed closed and the contract was binding. The Company elected to use the measurement alternative under ASC 321-10-35-2 to account for the investment in Trimmune shares — cost less impairment, with adjustment for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

In addition to the upfront license fee and Opt-In Rights, the Company is eligible to receive additional development milestone payments and double-digit royalties on future product sales. Further, in the event Trimmune elects to exercise its option to license HCW9302 in China or Asia, the Company will receive additional consideration. None of these elements met the threshold for recognition under Topic 606 as of June 30, 2026.

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

Legal Expenses (Recoveries), Net

The Company was involved in an Arbitration and related Complaint that were dismissed with prejudice as of December 31, 2024. See Part II, Item 1, “Legal Proceedings – Arbitration, Settlement and General Release.” In the Settlement Agreement, the Company retained exclusive rights to HCW9302 and certain other molecules. The Company anticipates that it will continue to incur legal expenses for patent filings and other matters to protect our intellectual property rights and remain in compliance with the terms of the Settlement Agreement.

Indirect Tax Expense and Income Tax Expense

When Trimmune paid the full nonrefundable upfront license fee on March 16, 2026, the Chinese government withheld income taxes of $330,186, which the Company recognized as an expense in the six months ended June 30, 2026 in the accompany condensed statements of operations.

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

During the three months ended June 30, 2025, certain noteholders agreed to restructure $6.6 million of the principal amount of Secured Notes issued by the Company, including the accumulated accretion of a fixed bonus payable on Maturity Date, and convert to equity. Noteholders who purchased notes for $325,000 did not elect to convert their Secured Notes. The Secured Notes bear interest at an annual rate of 9%, payable quarterly in arrears. They are also entitled to a fixed bonus, payable on the Maturity Date of August 31, 2026, which is accreted on a straight-line basis.

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

Change in Fair Value of Investment and Contingent Liability

The Company received 2.2 million shares of AlloTera Therapeutics as an in-kind payment for a nonrefundable license fee in December 2020. In the second quarter of 2025, the Company elected to account for its shares of AlloTera Therapeutics, previously accounted for under the measurement alternative, at fair value determined using financial valuation techniques and market information available. In May 2025, the Company entered two transactions to restructure and convert debt. The terms of conversion gave the converting Secured Noteholders and holders of Convertible Bridge Notes the right to a portion of the proceeds upon the sale or liquidation of the Company’s AlloTera Therapeutics shares, if such an event occurs, giving rise to a contingent liability. The Company derives the fair value of the contingent liability according to the fair value measured for underlying the AlloTera shares. The Company remeasures the change in fair value of the AlloTera shares and related contingent liability in earnings.

Gain on Extinguishment of Liability

From time to time, the Company restructures liabilities and debt obligations to strengthen our balance sheet. When the Company settles the obligation for less than the recorded carrying value, we recognize a gain on debt extinguishment or extinguishment of a liability in earnings during the period in which it is settled.

Change in Fair Value of Warrant Liability

As a result of the modification of existing warrants that may be exercised to purchase up to 503,402 shares of Common Stock to lower the strike price from $14.46 to $3.633 per share, the Company classified these warrants as a warrant liability and recognized it at fair value on the date of the modification as of March 31, 2026. On June 15, 2026, the Company’s stockholders approved the repricing of these warrants at the Annual Meeting of Stockholders. The Company recognized the change in fair value of the warrant liability through the period ended June 15, 2026. With the resolution of the contingency for settlement, these warrants were reclassified to equity as of June 15, 2026.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents, unrealized gains and losses related to our investments in U.S. government-backed securities, and other income and expenses related to non-operating activities.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenues:
Revenues	$6,550	$135,568	$11,615	$6,678,569
Cost of revenues	(5,240)	(229,455)	(9,292)	(240,526)
Gross Profit	1,310	(93,887)	2,323	6,438,043

Operating expenses:
Research and development	1,226,824	1,203,352	2,705,536	2,461,300
General and administrative	2,096,021	1,870,375	4,302,301	3,703,652
Legal expenses (recoveries), net	142,542	(1,325)	(1,596,951)	5,525
Indirect tax expense	-	-	-	198,146
Total operating expenses	3,465,387	3,072,402	5,410,886	6,368,623
Operating income (loss)	(3,464,077)	(3,166,289)	(5,408,563)	69,420
Interest expense	(228,714)	(100,541)	(505,853)	(209,815)
Change in fair value of warrant liability	-	(2,443,335)	-	(1,775,992)
Change in fair value of investment, net	1,748,688	-	1,748,688	-
Gain on extinguishment of liability	-	483,383	-	483,383
Other income, net	16,373	7,551	41,122	16,439
Net loss before income taxes	(1,927,730)	(5,219,231)	(4,124,606)	(1,416,565)
Income tax expense	-	-	-	(330,186)
Net loss	$(1,927,730)	$(5,219,231)	$(4,124,606)	$(1,746,751)

Comparison of the Three Months ended June 30, 2025 and June 30, 2026

Revenues

For the three months ended June 30, 2025, there was $6,550 of revenue the Company derived from ancillary services such as drug storage and insurance related to the winddown of the AlloTera Therapeutics License during the one-year suspension period that began on May 29, 2025.

For the three months ended June 30, 2026, there was $135,568 of revenue related to the completion of some of the services required under the Service Performance Obligation for the Trimmune License, primarily for supporting Trimmune with building a master cell bank. For remaining services under the Service Performance Obligation as of June 30, 2026, the Company recognized a contractual liability of $348,270 in deferred revenue in the accompanying condensed balance sheet.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and June 30, 2026:

	Three Months Ended June 30,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$778,440	$761,312	$(17,128)	(2)%
Manufacturing and materials	33,986	27,073	(6,913)	(20)%
Preclinical expenses	146,948	158,917	11,969	8%
Clinical trials	110,935	101,246	(9,689)	(9)%
Other expenses	156,515	154,804	(1,711)	(1)%
Total research and development expenses	$1,226,824	$1,203,352	$(23,472)	(2)%

Research and development expenses decreased by $23,472, or 2%, from $1.2 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026. The decrease was primarily due to decreases in salaries, benefits and related taxes and clinical trial expenses.

Salaries, benefits, and related expenses decreased by $17,128, or 2%, from $778,440 for the three months ended June 30, 2025 to $761,312 for the three months ended June 30, 2026. This decrease was primarily attributable to decreases of $24,900 in salaries, benefits and related taxes and $15,448 in expense for stock-based compensation, partially offset by an increase of $23,220 in costs associated with employee benefits.

Manufacturing and materials expense decreased by $6,913, or 20%, from $33,986 for the three months ended June 30, 2025 to $27,073 for the three months ended June 30, 2026. In the three months ended June 30, 2025, the Company had produced and vialed the product necessary for the clinical trials for HCW9302. In the three months ended June 30, 2026, the Company focused on internal development and preparation for the creation of master cell banks to generate its TRBC-based lead product candidates.

Expenses associated with preclinical activities increased by $11,969, or 8%, from $146,948 for the three months ended June 30, 2025 to $158,917 for the three months ended June 30, 2026. In the three months ended June 30, 2025, the Company incurred costs to complete development of intellectual property required for the technology being licensed to Trimmune. In the three months ended June 30, 2026, the Company focused on IND-enabling activities required to prepare HCW11-018b, the Company’s tetravalent T-cell engager, for a Phase 1 clinical trial in cancer. The Company will continue to incur preclinical expenses for IND-enabling studies for HCW11-018b as well as HCW11-040, the second-generation immune checkpoint inhibitor in the coming year. The Company intends to file an IND-application to seek authorization to evaluate HCW11-018b in a Phase 1 clinical study in patients with cancer in the first half of 2027, and an IND-application to seek authorization to evaluate HCW11-040 in bronchopulmonary dysplasia, a chronic lung disease primarily affecting premature infants, in the second half of 2027.

Expenses associated with clinical activities decreased by $9,689, or 9%, from $110,935 for the three months ended June 30, 2025 to $101,246 for the three months ended June 30, 2026. The decrease was primarily attributable to decreases of $51,301 for consulting and outsourced R&D services and $10,961 for IRB fees and clinical site start-up expenses, partially offset by increases of $47,767 in patient fees and $4,806 for software licenses and data management. We anticipate that clinical expenses will increase in the coming year due to the continuation of clinical trials to evaluate HCW9302 in autoimmune indications and the initiation of a Phase 1 clinical study to evaluate HCW11-018b in cancer.

Other expenses, which include overhead allocations, decreased by $1,711, or 1%, from $156,515 for the three months ended June 30, 2025 to $154,804 for the three months ended June 30, 2026. This decrease is primarily attributable to a $7,617 decrease in the allocation of depreciation for scientific equipment, partially offset by an increase of $5,908 in rent, utilities and other office expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and June 30, 2026:

	Three Months Ended June 30,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$765,539	$523,466	$(242,073)	(32)%
Professional services	496,641	504,837	8,196	2%
Facilities and office expenses	111,740	103,883	(7,857)	(7)%
Accretion of fixed bonus upon maturity of Secured Notes	102,248	14,413	(87,835)	NM
Depreciation	59,160	49,994	(9,166)	(15)%
Rent and occupancy expense	62,528	45,887	(16,641)	(27)%
Other expenses	498,165	627,895	129,730	26%
Total general and administrative expenses	$2,096,021	$1,870,375	$(225,646)	(11)%

NM = Not meaningful

General and administrative expenses decreased $225,646, or 11%, from $2.1 million for the three months ended June 30, 2025 to $1.9 million for the three months ended June 30, 2026. The decrease is primarily attributable to decreases in compensation expense for stock-based compensation and accretion of fixed bonus upon maturity of Secured Notes, offset by an increase of expenses for financing related activities.

Salaries, benefits and related expenses decreased by $242,073, or 32%, from $765,539 for the three months ended June 30, 2025 to $523,466 for the three months ended June 30, 2026. The decrease is primarily attributable to decreases of $261,638 in compensation expense for stock-based compensation and $10,000 in compensation for the Board of Directors, partially offset by an increase of $16,495 in employee benefits. In the second quarter of 2025, Gary M. Winer resigned from the Board of Directors in the second quarter of 2025, and the seat remains vacant.

Professional services increased by $8,196, or 2%, from $496,641 for the three months ended June 30, 2025 to $504,837 for the three months ended June 30, 2026. The increase is primarily attributable to an increase of $63,862 in professional fees related to corporate legal fees, audit fees, tax advisory fees and technical accounting advisory fees, partially offset by a decrease of $58,209 related to patent filings and other legal activity performed for our intellectual property portfolio.

Facilities and office expenses decreased by $7,857, or 7%, from $111,740 for the three months ended June 30, 2025 to $103,883 for the three months ended June 30, 2026. The decrease is primarily due to a decrease of $7,182 for fees paid for licenses, software and IT services.

Throughout 2024, the Company issued $6.9 million of Secured Notes. The terms of the Secured Notes were amended on July 2, 2024 to include a fixed bonus payment in the event that the Secured Notes were repaid on their Maturity Date of August 30, 2026. On May 7, 2025, $6.6 million of the principal of the Secured Notes and the balance of their accumulated accretion for the fixed bonus payment due on the Maturity Date converted to equity. As of June 30, 2026, the Company continues to hold $325,000 of principal of the Senior Notes. In the three months ended June 30, 2025 and 2026, the Company recognized $102,248 and $14,413, respectively, for the expense for accretion of the fixed bonus payable upon Maturity Date.

Other expenses increased by $129,730, or 26%, from $498,165 for the three months ended June 30, 2025 to $627,895 for the three months ended June 30, 2026. The increase is primarily attributable to increases of $147,121 in costs associated with financing activities, $49,702 in taxes and $14,623 in travel-related expenses, partially offset by a decrease of $79,518 in insurance premiums.

Legal Expenses (Recoveries), Net

In the three months ended June 30, 2025 and 2026, the Company recognized $142,542 net expenses and $1,325 net recovery, respectively.

Interest Expense

In the three months ended June 30, 2025 and 2026, the Company recognized interest expense of $228,714 and $100,541, respectively, including the following items which were reported within Interest expense on the condensed statements of operations:

●	For the three months ended June 30, 2025 and 2026, $92,569 and $90,657 in cash for interest, respectively, related to the 2022 Loan, which were recognized as an expense in both periods.
●	For the three months ended June 30, 2025 and 2026, $67,324 and $7,292 in interest expense, respectively, related to the Secured Notes.
●	For the three months ended June 30, 2025 and 2026, $14,722 and nil, respectively, in accretion expense for original issue discount of the Secured Promissory Note which was repaid on February 6, 2026.
●	For the three months ended June 30, 2025 and 2026, $2,592 of amortization of debt issuance costs related to the 2022 Loan in each period.
●	For the three months ended June 30, 2025, the Company recognized $51,507 in other costs.

Change in Fair Value of Investment and Contingent Liability

There was a net change in the fair value of the Company’s investment in AlloTera Therapeutics shares of common stock and the related contingent liability of $1.8 million in the three months ended June 30, 2025. There was no change in fair value for the shares or the contingent liability in the three months ended June 30, 2026.

Gain on Extinguishment of Liability

In the three months ended June 30, 2026, the Company paid $1.2 million in cash to settle a $1.7 million obligation owed to Eirgenix, a CDMO, resulting in a gain on extinguishment of debt of $483,383.

Change in Fair Value of Warrant Liability

In the three months ended June 30, 2026, the Company recognized a change in fair value of $2.4 million. On June 15, 2026, the underlying warrants were reclassified to permanent equity.

Other Income, Net

Other income, net had a de minimis decrease from $16,373 for the three months ended June 30, 2025 to $7,551 for the three months ended June 30, 2026.

Comparison of the Six Months ended June 30, 2025 and June 30, 2026

Revenues

For the six months ended June 30,2025, $11,615 of revenue was recognized in the condensed statements of operations for ancillary services such as drug storage and insurance provided during the winddown of the AlloTera Therapeutics License. The one-year suspension period began on May 29, 2025.

For the six months ended June 30, 2026, $6.7 million of revenue was recognized in the condensed statements of operation which was mainly attributable to the closing of the Trimmune License transaction and transfer of Licensed IP. In addition, there was $135,568 of revenue recognized upon the completion of some of services required under the Service Performance Obligation, primarily for supporting Trimmune in building a master cell bank. The Company recognized $348,270 of deferred revenue for the contract liability for the remaining services required under the Service Performance Obligation as of June 30, 2026.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and June 30, 2026:

	Six Months Ended June 30,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$1,479,546	$1,539,698	$60,152	4%
Manufacturing and materials	296,783	17,114	(279,669)	(94)%
Preclinical expenses	324,060	376,483	52,423	16%
Clinical trials	298,755	228,777	(69,978)	(23)%
Other expenses	306,392	299,228	(7,164)	(2)%
Total research and development expenses	$2,705,536	$2,461,300	$(244,236)	(9)%

Research and development expenses decreased by $244,236, or 9%, from $2.7 million for the six months ended June 30, 2025 to $2.5 million for the six months ended June 30, 2026. This decrease was primarily attributable to a decrease in expenses related to manufacturing and materials and clinical trials, partially offset by increases in salaries, benefits and related expenses.

Salaries, benefits, and related expenses increased by $60,152, or 4%, from $1.5 million for the six months ended June 30, 2025 to $1.5 million for the six months ended June 30, 2026. This increase is primarily attributable to increases of $62,500 for salaries and payroll taxes and $31,804 for employee benefits, partially offset by a decrease of $24,316 for compensation expense related to stock-based compensation.

Manufacturing and materials expense decreased by $279,669, or 94%, from $296,783 for the six months ended June 30, 2025 to $17,114 for the six months ended June 30, 2026. In the six months ended June 30, 2025, activities were related to completing the manufacturing of the high producing cell-line of HCW9101, used in the manufacturing process for some of our immunotherapeutics. In the six months ended June 30, 2026, costs were incurred for ancillary services such as storage and insurance.

Expenses associated with preclinical activities increased by $52,423, or 16%, from $324,060 for the six months ended June 30, 2025 to $376,483 for the six months ended June 30, 2026. In the six months ended June 30, 2025, expenses were incurred primarily in connection with further testing and research with collaborators for HCW9302. In the six months ended June 30, 2026, activities were primarily related to the Company’s IND-enabling studies for HCW11-018b, in preparation for an IND application to obtain authorization from the FDA to evaluate HCW11-018b in patients with cancer.

Expenses associated with clinical activities decreased by $69,978, or 23%, from $298,755 for the six months ended June 30, 2025 to $228,777 for the six months ended June 30, 2026, primarily due to a decrease of $135,832 in fees for consultation, R&D collaborations and professional fees, partially offset by increases of $56,415 for patient fees and $14,014 for software licenses and data management. In the six months ended June 30, 2025, activities were focused on additional studies with collaborators and start up fees related to opening clinical sites in preparation for the initiation of the Phase 1 clinical trial to evaluate HCW9302 in an autoimmune disease. In the six months ended June 30 2026, the Company completed the first two cohorts of a dose-escalating trial and provided a preliminary readout of human data from the clinical trial. The Company had two active clinical sites as of June 30, 2026, and will soon be opening a third clinical site in the third quarter of 2026.

Other expenses, which include overhead allocations, decreased by $7,164, or 2%, from $306,392 for the six months ended June 30, 2025 to $299,228 for the six months ended June 30, 2026. The decrease in other expenses is primarily attributable to the decrease of $19,889 in the allocation of depreciation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and June 30, 2026:

	Six Months Ended June 30,
	2025	2026	$ Change	% Change
Salaries, benefits and related expenses	$1,554,026	$1,046,820	$(507,206)	(33)%
Professional services	951,008	989,975	38,967	4%
Facilities and office expenses	206,068	216,796	10,728	5%
Accretion of fixed bonus upon maturity of Secured Notes	375,308	28,826	(346,482)	NM
Depreciation	120,398	103,870	(16,528)	(14)%
Rent expense	112,278	87,049	(25,229)	(22)%
Other expenses	983,215	1,230,316	247,101	25%
Total general and administrative expenses	$4,302,301	$3,703,652	$(598,649)	(14)%

NM = Not meaningful

General and administrative expenses related to the ordinary course of business decreased by $598,649, or 14%, from $4.3 million for the six months ended June 30, 2025 to $3.7 million for the six months ended June 30, 2026. The decrease in other expenses is primarily attributable to decreases in salaries and benefits and accretion of the fixed bonus payable on maturity of Secured Notes, partially offset by increases in indirect (VAT) taxes and expenses incurred in connection with financing activities.

Salaries, benefits and related expenses decreased by $507,206, or 33%, from $1.5 million for the six months ended June 30, 2025 to $1.0 million for the six months ended June 30, 2026. The decrease is primarily attributable to a $518,395 decrease in the compensation expense related to stock-based compensation.

Professional services increased by $38,967, or 4%, from $951,008 for the six months ended June 30, 2025 to $989,975 for the six months ended June 30, 2026. The increase is primarily attributable to a $104,280 increase in fees paid for corporate legal fees, audit services, technical accounting advice, tax services, as well as the costs related to maintaining compliance with SEC and Nasdaq listing requirements, partially offset by a decrease of $65,451 in legal fees related to patents and legal activities performed in connection with our intellectual property portfolio.

Facilities and office expenses increased by $10,728, or 5%, from $206,068 for the six months ended June 30, 2025 to $216,796 for the six months ended June 30, 2026. The increase is primarily due to increases of $14,716 in repairs, maintenance and general office expenses and $9,978 in IT services, partially offset by a decrease of $15,324 in software licenses and other data management services.

In the six months ended June 30, 2025, the Company recognized an expense of $375,308 for accretion of the fixed bonus payment. On May 7, 2025, $6.6 million of the principal of the Secured Notes and the balance of the accumulated fixed bonus payable on the Maturity Date were restructured and converted to equity. Upon conversion, accretion of the fixed bonus payable on the Maturity Date ceased as the right to a fixed bonus was forfeited upon conversion to equity. The Company continues to hold a principal balance of $325,000 of Secured Notes. In the six months ended June 30, 2026, the Company recognized an expense of $28,826 for the accretion of the fixed bonus payable on the Maturity Date for the remaining Secured Notes that were not restructured.

Other expenses increased by $247,101, or 25%, from $983,215 for the six months ended June 30, 2025 to $1.2 million for the six months ended June 30, 2026. The increase is primarily attributable to increases of $204,166 related to expenses for financing costs, $191,798 for annual franchise taxes and $32,301 for travel-related expenses, partially offset by decreases of $175,343 for insurance premiums.

Legal Expenses (Recoveries), Net

For the six months ended June 30, 2025, the Company reported a contra expense of $1.6 million for legal expenses (recoveries), net, reflecting a $2.0 million insurance recovery and legal fees of $397,470. For the six months ended June 30, 2026, the Company reported an expense of $5,525 for legal expenses (recoveries), net.

Interest Expense

In the six months ended June 30, 2025 and 2026, the Company recognized interest expense of $505,853 and $209,815, respectively, including the following items which were reported within Interest expense on the condensed statements of operations:

●	For the six months ended June 30, 2025 and 2026, $183,604 and $179,849 in cash for interest, respectively, related to the 2022 Loan, which were recognized as an expense in both periods.
●	For the six months ended June 30, 2025 and 2026, $220,558 and $14,505 in interest expense, respectively, related to the Secured Notes.
●	For the six months ended June 30, 2025 and 2026, $14,722 and $10,278 in accretion expense for original issue discount of the Secured Promissory Note which was repaid on February 6, 2026.
●	For the six months ended June 30, 2025 and 2026, $5,183 for amortization of debt issuance costs related to
●	the 2022 Loan in each period.
●	For the six months ended June 30, 2025, the Company recognized $8,961 for amortization of debt issuance costs related to the Secured Notes.
●	For the six months ended June 30, 2025 and 2026, the Company recognized $72,825 in other costs.

Change in Fair Value of Investment and Contingent Liability

There was a net change in the fair value of investment in AlloTera shares and the related contingent liability of $1.8 million in the six months ended June 30, 2025. There was no change in fair value in the six months ended June 30, 2026.

Gain on Extinguishment of Liability

In the six months ended June 30, 2026, the Company paid $1.2 million in cash to settle a $1.7 million obligation owed to Eirgenix, a CDMO, resulting in a gain on extinguishment of debt of $483,383.

Change in Fair Value of Warrant Liability

In the six months ended June 30, 2026, the Company recognized a change in fair value of a warrant liability of $1.8 million. On June 15, 2026, the underlying warrants were reclassified to permanent equity.

Other Income, Net

The change in Other income, net was de minimis, from $41,122 for the six months ended June 30, 2025 and $16,439 for the six months ended June 30, 2026.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, the Company had a cash and cash equivalents of $741,324. The Company has not generated any revenue from commercial product sales of its internally developed immunotherapeutic products. During its development activities, the Company has sustained operating losses, experienced negative operating cash flows and negative working capital position and expects to continue to incur operating losses for the foreseeable future. Since inception to June 30, 2026, the Company incurred cumulative net losses of $107.5 million.

From inception to June 30, 2026, the Company has funded operations primarily through the sale of equity securities; issuance of Senior Notes; revenues generated from the Company’s exclusive worldwide licenses to develop and commercialize certain internally-developed molecules, and sale clinical materials for research and clinical studies for our licensees. On March 16 2026, the Trimmune License transaction closed upon receipt of the full upfront license fee. For the three and six months ended June 30, 2026, the Company recognized revenues of $135,568 and $6.7 million, respectively. The upfront, nonrefundable license fee included a transferable minority equity interest in Trimmune. Since Trimmune is a private company, there is limited ability to liquidate these shares at this time. On May 21, 2026, the Company elected to terminate its exclusive worldwide license with AlloTera Therapeutics. With these reacquired rights, the Company is launching the formerly licensed molecules as commercial-ready reagents to use to support more cost-effective and efficient manufacturing for cell-based immunotherapies for cancer and infectious diseases. Our strategy is to commercialize the reagents in partnership with a biopharmaceutical manufacturing company in a business development transaction, such as a joint venture or license. The Company will retain the 2.2 million shares of AlloTera Therapeutics received as an in-kind payment for a portion of the nonrefundable upfront license fee. AlloTera Therapeutics is a pivotal-stage cell therapy company focused on bringing off-the-shelf CAR-T therapies to patients with T-cell cancers.

In the three months ended June 30, 2026, the Company completed a $4.0 million offering, which provided $3.5 million in net proceeds after commission and offering costs we are responsible for. Investors who participated in this round were existing stockholders, including officers and directors of the Company. Scott Garrett, Chairman of our board of directors, purchased $250,000 of securities, Hing C. Wong, our Founder and Chief Executive Officer, purchased $160,000 of securities, and Rebecca Byam, our Chief Financial Officer, purchased $20,000 of securities. Such purchases were made on the same terms and conditions as those offered to other investors.

On December 30, 2025, the Company entered a settlement agreement with Cooley related to legal fees incurred in connection with the defense of Dr. Wong. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of December 31, 2025. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on an amendment to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. After this settlement, as of June 30, 2026, the Company has a liability of $5.4 million for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

During the year ended December 31, 2025, certain subcontractors had filed mechanics liens related to unpaid invoices issued in connection with the construction and renovation of a property owned by the Company. On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”). Other Defendants named in the BE&K Complaint who are subcontractors elected to file counterclaims and cross-claims as part of their responses to the BE&K Complaint. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. The cases have been consolidated. The Company owes BE&K and other lien holders $2.2 million as of June 30, 2026 that was included within Accounts Payable in the accompanying condensed balance sheets. The court has set the BE&K matter for a five-day jury trial in December 2026. There will also be a pretrial conference on November 20, 2026. The Company intends to settle these claims prior to the pre-trial hearing.

On June 26, 2026, as part of a settlement with B&I Contractors, Inc. (“B&I”), we received notice that B&I had filed a voluntary dismissal with prejudice of its crossclaims against us in the matter BE&K Building Group, LLC v. HCW Biologics Inc., et al. pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The matter arose from a mechanics’ lien filed by B&I in connection with allegedly unpaid invoices relating to renovation work at our facility located at 3300 Corporate Way, Miramar, Florida, which is being renovated for future office and laboratory use. In connection with the settlement, B&I filed a final satisfaction of lien releasing a lien in the amount of approximately $1.1 million. The dismissal and satisfaction of lien completed the parties’ settlement and fully resolved all amounts claimed to be owed by us to B&I. There was no gain or loss on the settlement with B&I.

On October 24, 2025, the Company was notified by Cogent Bank that it exercised its discretion to make a demand that the Company cure the defaults no later than thirty (30) days after receipt of this letter in strict compliance with Section 7.2(3) of the Loan Agreement by: (i) paying and discharging all of the Claims of Lien and causing satisfactions to be recorded in the Public Records of Broward County, Florida for all of the Claims of Lien, and (ii) resolving all litigation against the Borrower and the mortgaged property described in the Mortgage and causing such claims in the Foreclosure Actions to be dismissed and all related notices of lis pendens to be released. The Company and Cogent Bank are negotiating terms for a forbearance agreement to provide additional time for the Company to comply with the demands Cogent Bank made in their demand letter. As of June 30, 2026, the balance due under the Loan Agreement was $6.1 million.

On May 26, 2026, we paid in full all amounts due under a settlement agreement with EirGenix, Inc. (“EirGenix”), our contract development and manufacturing organization, relating to manufacturing costs. Pursuant to the settlement agreement entered into on December 9, 2025, EirGenix agreed to accept $1.24 million in full satisfaction of approximately $1.7 million of outstanding amounts, provided payment was made by an agreed deadline. We paid $620,000 on March 3, 2026 and the remaining $620,000 on May 26, 2026. As a result, all obligations under the settlement agreement were satisfied and the related unpaid invoices and disputed credits were fully resolved. There was a gain on extinguishment of a liability of $483,383 recognized in the three and six months ended June 30, 2026 related to the settlement with Eirgenix.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed financial statements, without additional funding or financial support. After considering management’s plan for financing and funds raised that are probable to occur within one year, as well as that the Company expects to continue to incur losses from operations for the foreseeable future, management concluded that the substantial doubt that existed in its going concern analysis as of June 30, 2026 was not alleviated.

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

●

cost and timing of buildout of the Company’s property for upgraded research and development facilities, including risks of cost overruns and delays, and ability to obtain additional financing, if needed;

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

Comparison of the Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2026

The following table summarizes our cash flows for the six months ended June 30, 2025 and June 30, 2026:

	Six Months Ended June 30,
	2025	2026
Cash used in operating activities	$(6,796,159)	$(5,541,364)
Cash used in investing activities	—	—
Cash provided by financing activities	4,560,549	4,330,224
Net decrease in cash and cash equivalents	$(2,235,610)	$(1,211,140)

Operating Activities

Net cash used in operating activities was $6.8 million for the six months ended June 30, 2025 and $5.4 million for the six months June 30, 2026.

Cash used by operating activities for the six months ended June 30, 2025 consisted primarily of net loss for the period of $4.1 million, a $1.7 million adjustment for unrealized gain on investment, a $560,590 decrease in Accounts receivable, a $2.8 million decrease in Accounts payable, and a $131,134 loss on conversion with a related party, partially offset by non-cash adjustments of $710,926 for depreciation and accretion expenses, $553,949 for compensation expenses related to stock-based compensation, and a $150,000 Commitment Fee paid in the Company’s Common Stock. Cash provided by operations includes a $2.0 million insurance reimbursement for legal fees incurred on behalf of Dr. Hing Wong, the Company’s Founder and Chief Executive Officer, for his defense costs associated with the Arbitration, in prior periods, which was paid directly to the law firm involved. See Part II, Item 1, “Legal Proceedings – Arbitration, Settlement and General Release.”

Cash used in operating activities for the six months ended June 30, 2026 consisted primarily of a net loss for the period of $1.7 million, noncash revenue in the form of an in-kind payment of a transferable minority equity interest in Trimmune recognized at the fair value of $3.5 million, $2.0 million of cash used to decrease Accounts payable and other liabilities, a gain on extinguishment of a liability of $483,383 and a $108,214 increase in prepaid expenses and other assets. The uses were partially offset by an increase of $348,270 in Deferred revenue related to contract liabilities under the Trimmune License and noncash adjustments, including a $1.8 million change in fair value of warrant liability, $269,144 for Depreciation and accretion and $11,239 for stock-based compensation.

Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2025 and June 30, 2026, respectively.

Financing Activities

During the six months ended June 30, 2025, $4.6 million of cash provided by financing activities consisted of the following:

●	$1.5 million of gross proceeds for the issuance of shares of the Company’s Common Stock.
●	$5.0 million in gross proceeds for the issuance of Pre-Funded Warrants and Common Stock Warrants.
●	$150,000 in gross proceeds upon the issuance of a promissory note secured by a personal guarantee by the Company’s Founder and Chief Executive Officer.
●	$824,899 used for issuance costs.
●	$63,385 used to repay debt.

During the six months ended June 30, 2026, $4.3 million of cash provided by financing activities consisted of the following:

●	$546,861 of proceeds for the issuance of shares of the Company’s Common Stock.
●	$5.0 million in gross proceeds for the issuance of Pre-Funded Warrants which may be exercised to purchase shares of the Company’s Common Stock.
●	$877,635 used for payment of issuance costs.
●	$292,141 used to repay debt.

In the six months ended June 30, 2025, there were significant noncash transactions. The Company restructured $7.4 million of Secured Notes and accumulated accretion for a fixed bonus payable upon Maturity Date, in exchange for shares of Common Stock, warrants to exercise for Common Stock, and the right to receive proceeds upon the liquidation or sale of a portion of the Company’s shares of AlloTera Therapeutics common stock. Because this was a transaction with related parties, the gain from restructuring was recorded to additional paid-in capital for the period ended June 30, 2025. Also during this period, the Company closed on a $5.0 million financing in which it issued shares of the Company’s Common Stock, warrants to exercise to purchase shares of the Company’s Common Stock and repriced previously issued warrants with an existing stockholder of the Company. The Company estimated fair value of the securities issued and repriced warrants was $15.2 million. The difference between the gross proceeds and fair value was recognized as an equity dividend to investor, as this transaction was with an existing stockholder of the Company. The Company recorded a $10.2 million dividend to additional paid-in capital for the period ended June 30, 2025.

In the six months ended June 30, 2026, the Company closed on two financing transactions for $5.5 million in which it issued shares of the Company Common Stock, warrants to exercise to purchase shares of the Company’s Common Stock to investors, including officers, directors and significant existing stockholders of the Company, and repriced previously issued warrants with an existing stockholder of the Company. The Company estimated fair value of the securities issued and repriced warrants was $17.1 million. The difference between the gross proceeds and fair value was recognized as an equity dividend to investors, as both transactions were with an existing stockholder of the Company. The Company recorded a $11.6 million dividend to investors within additional paid-in capital for the period ended June 30, 2026.

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

Earnings per Share

The Company computes basic and diluted earnings per share using the two-class method because certain warrants the Company issued are a participating security that contractually participates with the Company’s Common Stock in any cash dividend or other distribution declared on the Common Stock on an as-converted basis (the “Participating Warrants”). These warrants do not have a contractual obligation to share in the Company’s losses.

Under the two-class method, net income is allocated between Common Stockholders and the holders of the Participating Warrants based on their respective participation rights, and is computed using the more dilutive of (i) the two-class method with dilutive common share equivalents included in the denominator, with a corresponding reallocation of undistributed earnings, or (ii) the if-converted method, which adds preferred-as-converted shares to both the numerator (adding back preferred dividends) and the denominator. For periods in which the Company reports a net loss, no portion of the loss is allocated to the Participating Warrants. The Company reports distributed and undistributed allocations of earnings on a cumulative period basis in accordance with contractual participation rights. As of June 30, 2026, there were participating warrants outstanding that may be exercised to purchase up to 524,501 shares of Common Stock.

Basic loss per share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period, including employee stock options and Common Stock Warrants, using the treasury stock method. Potentially dilutive securities, including warrants that may be exercised to purchase up to 1,411,870 shares of Common Stock and options that may be exercised to purchase up to 7,342 shares of Common Stock, are excluded from the diluted loss per share computation when their effect would be anti-dilutive.

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

See also Note 1 to our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we had cash and cash equivalents of $741,324 including cash, cash equivalents and market investments. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to the marketability of investments in private companies, consisting of our AlloTera Therapeutics common stock and our Trimmune shares, reported within Investments in the accompanying condensed balance sheet. Until such time as these shares become publicly traded, we will have limited ability to liquidate these securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Exchange Act). In prior reporting periods, two material weaknesses in internal controls over financial reporting (described below) were identified and have not yet been remediated. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026.

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

As previously disclosed, Management identified a material weakness in the level of precision of the Company’s review control over the application of technical accounting evaluation related to complex warrant instruments and financing transactions.

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

Because of these material weaknesses identified in previous reporting periods but not yet remediated, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026.

Remediation Plans for Material Weaknesses in Internal Controls over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration, Settlement and General Release

On July 18, 2024, we announced that, as of July 13, 2024, we and Dr. Hing C. Wong, our Founder and Chief Executive Officer, entered into a confidential Settlement Agreement and Release (the “Settlement Agreement”) with Altor BioScience, LLC (“Altor”), NantCell, Inc. (“NantCell”), and ImmunityBio, Inc. (the parent of Altor and NantCell, together with Altor and NantCell, “ImmunityBio”), to resolve the previously disclosed Arbitration. The Arbitration and related Complaint were dismissed with prejudice on or about December 24, 2024. The Company retains ownership and control of the TOBITM platform and TOBI-based molecules, with no restrictions under the Settlement Agreement on our ability to use the TOBITM platform for protein-fusion molecules for non-oncology indications. We have rights to pursue oncology indications, in particular using HCW9302, HCW9206 and HCW9201. Further, the Company retains ownership of the AlloTera Therapeutics license and shares of AlloTera Therapeutics common stock transferred to the Company as the upfront licensing fee from AlloTera Therapeutics for granting the AlloTera Therapeutics license. For our molecule, HCW9218, we maintain the exclusive rights for clinical development and use of HCW9218 in the treatment of all non-oncological diseases. We retain ownership of our lead molecule, HCW9302, which expands Treg cells and is designed to treat autoimmune diseases and other proinflammatory diseases, including cancer, and the ownership of HCW9206, a preclinical molecule which we are developing as a commercial-ready reagent for use in the manufacture of cell-based immunotherapeutics. The Company agreed to provide ImmunityBio with a right of first refusal to enter a licensing agreement for oncology indications for HCW9206. We have no restrictions on the development of HCW9206 for our own clinical development activities, including oncology indications. Under the terms of the Settlement Agreement, ImmunityBio will own the cell line and supply for HCW9218, and the parties agreed that within six months from the date of the Settlement Agreement they will enter into a supply agreement providing the Company with a continuing supply of HCW9218 molecules. The Company also retains in vivo rights to HCW9201, a combination of IL-12, IL-15, and IL-18 in a single protein complex which is designed to stimulate activation and proliferation signals in human NK cells. The Company retains ownership of the cell lines for HCW9302, HCW9206 and HCW9201, and thus will retain independent control over manufacturing and supply for these compounds.

The Company entered into the Settlement Agreement to avoid the costs, disruption and distraction of further litigation. On December 30, 2025, the Company entered a settlement agreement with Cooley LLP (“Cooley”) related to the remaining balance of $7.5 million still outstanding for the payment of legal fees incurred in connection the defense of Dr. Hing C. Wong, the Company’s Founder and Chief Executive Officer. As a result of that agreement, the Company, Dr. Wong and Cooley agreed to settle a $7.5 million obligation for $2.0 million in cash and contingent payments up to $5.5 million upon achievement of certain triggering events, all of which were deemed to be remote as of March 31, 2026. In accordance with the terms of the settlement agreement, $500,000 was paid on December 31, 2025. Based on amendments to the settlement agreement, the Company paid $750,000 on March 20, 2026, and will pay the remaining $750,000 upon the earlier of the completion of a financing for at least $4.0 million in gross proceeds or August 31, 2026. As of December 31, 2025 and June 30, 2026, the Company reported a liability of $6.2 million and $5.4 million, respectively, for remaining amounts owed for legal fees related to the Arbitration which continue to remain outstanding.

Legal Matters related to Real Estate

On April 17, 2025, the Company received a summons and a copy of a complaint filed by BE&K in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “BE&K Complaint”) alleging lien foreclosure and breach of contract. Other Defendants named in the BE&K Complaint who are subcontractors elected to filed counterclaims and cross-claims in response thereto. To our knowledge as of the date hereof, Cogent Bank, also named as a Defendant in the BE&K Complaint, has not elected to take legal action at this time. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Litigation) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. In addition, on April 28, 2025, the Company received a summons and a copy of a complaint filed by Fisk Electric Company (which is a defendant in the BE&K Complaint) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Fisk Complaint”) against the Company, BE&K, and the other defendants in the BE&K Complaint. The cases have been consolidated. The remaining parties are engaged in discovery. The court has set the BE&K matter for a five-day jury trial in December 2026. There will also be a pretrial conference on November 20, 2026. As of June 30, 2026, a balance of $2.2 million remains for amounts owed to BE&K and other lien holders.

On June 26, 2026, as part of a settlement with B&I Contractors, Inc. (“B&I”), we received notice that B&I had filed a voluntary dismissal with prejudice of its crossclaims against us in the matter BE&K Building Group, LLC v. HCW Biologics Inc., et al. pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The matter arose from a mechanics’ lien filed by B&I in connection with allegedly unpaid invoices relating to renovation work at our facility located at 3300 Corporate Way, Miramar, Florida, which is being renovated for future office and laboratory use. In connection with the settlement, B&I filed a final satisfaction of lien releasing a lien in the amount of approximately $1.1 million. The dismissal and satisfaction of lien completed the parties’ settlement and fully resolved all amounts claimed to be owed by us to B&I. There was no gain or loss on the settlement with B&I.

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

Other Matters

On May 26, 2026, we paid in full all amounts due under a settlement agreement with EirGenix, Inc. (“EirGenix”), our contract development and manufacturing organization, relating to manufacturing costs. Pursuant to the settlement agreement entered into on December 9, 2025, EirGenix agreed to accept $1.2 million in full satisfaction of approximately $1.7 million of outstanding amounts, provided payment was made by an agreed deadline. As a result, all obligations under the settlement agreement were satisfied and the related unpaid invoices and disputed credits were fully resolved.

On June 26, 2025, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is in compliance with Listing Rule 5550(b)(1) (the “Equity Rule”).

On June 29, 2026, HCW Biologics Inc. (the “Company”) received written notice form the Listing Qualifications Staff (the “Staff”) of the Nasdaq Capital Market Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel (the “Panel”) found that the Company regained compliance with Listing Rule 5550(a)(2), the “Bid Price Rule,” per the terms set forth in the Panel’s decision letter dated May 29, 2026, as amended. As indicated in the Panel’s decision letter, as amended, if the Company satisfies the remaining terms of the decision through September 22, 2026, the Panel also intends to impose a Discretionary Panel Monitor on the Company pursuant to Listing Rule 5815(d)(4)(A) for a one-year period from that date.

In application of Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until June 17, 2027. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Bid Price Rule, which was the subject of the exception, then notwithstanding Rule 5810(c)(2) the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On July 29, 2026, the SEC temporarily stayed the effectiveness of its July 22, 2026 order approving the Nasdaq’s proposed rule change to adopt a new $5 million Market Value of Listed Securities continued listing requirement (the “$5 Million MVLS Requirement”). The SEC received, pursuant to Rule 430 of the Commission’s Rules of Practice, 17 CFR 201.430, notices of intention to petition for review of the delegated action. In accordance with Rule 431(e), the July 22, 2026, order is stayed until the Commission orders otherwise.

New Nasdaq Rules 5450(a)(3) (Nasdaq Global Select and Global Market) and 5550(a)(6) (Nasdaq Capital Market) would have required listed companies to maintain a Market Value of Listed Securities (MVLS) of at least $5 million (MVLS is the consolidated closing bid price multiplied by the total shares outstanding of the listed class). If a company failed the $5 million MVLS Requirement for 30 consecutive business days, it would receive an immediate Staff Delisting Determination, with no compliance plan or cure period available. A company may appeal the Staff Delisting Determination, however, timely Nasdaq Hearings Panel (the “Panel”) appeal would not stay the suspension from trading for an MVLS-based delisting determination. It means that the securities would trade on the over-the-counter market (“OTC”) while the appeal is pending. After an appeals hearing, the Panel may, in its discretion, grant an exception of up to 180 days from the Staff Delisting Determination if it determines that the company has presented a credible plan to regain compliance and, within that period, the company must demonstrate compliance with all applicable Nasdaq initial listing requirements, not merely the $5 million MVLS standard, which are materially more stringent than the continued listing standards, e.g., initial listing on the Nasdaq Capital Market requires Market Value of Unrestricted Publicly Held Shares of at least $15 million, versus the $5 million MVLS needed to maintain listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Shares of Common Stock

During the past three years, we sold the following securities without registration under the Securities Act:

On February 20, 2024, the Company completed a private placement of 7,441 shares of Common Stock to certain officers and directors for aggregate gross proceeds of approximately $2.5 million. The shares were sold at a purchase price of $336.00 per share. The Board of Directors and the Audit Committee reviewed the transaction pursuant to the Company’s Related Party Transactions Policy and determined that the transaction complied with the policy.

On November 18, 2024, the Company entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. (“Armistice”). In a concurrent private placement completed on November 20, 2024, the Company issued unregistered warrants to purchase up to 27,988 shares of Common Stock (the “Armistice Warrants”). On April 16, 2025, the SEC declared effective a registration statement on Form S-1 (File No. 333-286409) covering the resale of the shares underlying the Armistice Warrants.

On March 12, 2025, in connection with an equity purchase agreement entered into with Square Gate Capital Master Fund, LLC – Series 4, the Company issued 9,616 shares of Common Stock as a commitment fee.

On May 7, 2025, pursuant to the terms of an amendment to certain outstanding Secured Notes approved by stockholders on March 31, 2025, the Company issued 42,181 shares of Common Stock and warrants to purchase an additional 21,090 shares of Common Stock in connection with the conversion of approximately $6.6 million principal amount of Secured Notes and related amounts.

On November 19, 2025, the Company entered into a warrant inducement transaction with Armistice, pursuant to which Armistice exercised existing warrants to purchase 251,702 shares of Common Stock, resulting in aggregate gross proceeds to the Company of approximately $4.0 million. In consideration for such exercise, the Company issued new unregistered warrants to purchase up to 503,402 shares of Common Stock at an exercise price of $14.46 per share. On January 29, 2026, the SEC declared effective a registration statement on Form S-1 (File No. 333-292652) covering the resale of the shares underlying such warrants.

On November 19, 2025, the Company entered into a warrant inducement agreement with Armistice pursuant to which Armistice exercised existing warrants to purchase 251,702 shares of Common Stock at a reduced exercise price, resulting in gross proceeds to the Company of approximately $4.0 million. In consideration for such exercise, the Company issued new unregistered warrants to purchase up to 503,402 shares of Common Stock at an exercise price of $14.46 per share. On January 29, 2026, the SEC declared effective a registration statement on Form S-1 (File No. 333-292652) covering the resale of the shares underlying such warrants.

On May 21, 2026, the Company completed a private placement of an aggregate of 474,496 units to a group of existing investors, including certain directors, officers and significant stockholders, for aggregate gross proceeds of approximately $4.0 million. Each unit consisted of one share of Common Stock (or a pre-funded warrant in lieu thereof) and one warrant to purchase one share of Common Stock. On June 18, 2026, the SEC declared effective a registration statement on Form S-1 (File No. 333-296577) covering the resale of the securities issued in the private placement.

On July 29, 2026, the Company completed a private placement with certain accredited investors in which the Company sold 618,682 units, each unit consisting of one share of Common Stock, or a Pre-Funded Warrant in lieu thereof, and (ii) the right to receive one Common Stock Warrant upon, and subject to, stockholder approval of the issuance of such Common Stock Warrants, which approval the Company is obligated to seek pursuant to the terms of the purchase agreement. Gross proceeds of the offering were approximately $1.6 million before deducting offering expenses. The Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement covering the resale of the shares of Common Stock issued in the private placement, the shares issuable upon exercise of the Pre-Funded Warrants and the shares issuable upon exercise of the Common Stock Warrants. Hing C. Wong, Ph.D., our Founder and Chief Executive Officer, Scott Garrett, Chairman of our board of directors, and Lee Flowers, our Senior Vice President of Business Development, participated in the private placement on the same terms and conditions as the other investor.

The foregoing issuances were made in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, as applicable.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40591	3.1	07/26/2021
3.1a	Certificate of Amendment of Certificate of Incorporation, filed March 31, 2025	8-K	001-40591	3.1a	04/01/2025
3.1b	Certificate of Correction of the Certificate of Amendment of Certificate of Incorporation, filed April 1, 2025	8-K	001-40591	3.1b	04/01/2025
3.1c	Certificate of Amendment of Certificate of Incorporation, filed June 24, 2026	8-K	001-40591	3.1	06/26/2026
3.2	Amended and Restated Bylaws	8-K	001-40591	3.2	07/26/2021
4.1	Specimen Stock Certificate	S-1/A	333-256510	4.1	07/09/2021
4.2	Description of Securities	10-K	001-40591	4.2	03/29/2022
4.3	Form of New Warrant	8-K	001-40591	4.1	11/20/2025
4.4	Form of Common Stock Purchase Warrant	8-K	001-40591	4.1	02/19/2026
4.5	Form of Common Stock Warrant, dated May 7, 2025, by and between Company and Holder named therein	10-Q	001-40591	10.13	08/18/2025
4.6	Form of Common Stock Purchase Warrant, dated May 21, 2026, by and between Company and Holder named therein	8-K	001-40591	4.2	05/21/2026
4.7	Form of Pre-Funded Common Stock Purchase Warrant, dated July 29, 2026, by and between Company and Holder	8-K	001-40591	4.1	07/29/2026
4.8	Form of Common Stock Purchase Warrant, dated July 29, 2026, by and between Company and Holders	8-K	001-40591	4.2	07/29/2026
10.1	Securities Purchase Agreement, dated February 17, 2026, between Company and Purchaser	8-K	001-40591	10.2	02/19/2026
10.2	Amendment to Existing Warrants Agreement, dated February 17, 2026, between the Company and Purchaser	8-K	001-40591	10.3	02/19/2026
10.3	Form of Lock-up Agreement	S-1	333-393396	10.42	02/11/2026
10.4	Placement Agency Agreement, dated February 17, 2026, between the Company and Maxim Group LLC	8-K	001-40591	10.1	02/19/2026
10.5	Form of Securities Purchase Agreement dated May 21, 2026, by and between the Company and the Investors	8-K	001-40591	10.1	05/21/2026
10.6	Form of Registration Rights Agreement dated May 21, 2026, by and between Company and Investors	8-K	001-40591	10.2	05/21/2026
10.7	Form of Lock Up Agreement dated May 21, 2026, by and between Company and certain Investors, Officers and Directors					X
10.8	Form of Placement Agent Agreement, dated May 21, 2026, between the Company and E.F. Hutton & Co. LLC	8-K	001-40591	10.3	05/21/2026
10.9	Form of Securities Purchase Agreement, between Company and Investors	8-K	001-40591	10.1	07/29/2026
10.10	Form of Registration Rights Agreement, by and between Company and Investors	8-K	001-40591	10.2	07/29/2026
10.11	Form of Lock Up Agreement dated July 29, 2026, by and between Company and certain Officers and Directors					X
10.12	Form of Indemnification Agreement between HCW Biologics Inc. and each of its officers and directors.	S-1/A	333-256510	10.1	07/09/2021
10.13+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-256510	10.2	07/09/2021
10.14+	First Amendment to 2019 Equity Incentive Plan.	S-1	333-256510	10.3	07/09/2021
10.15+	2021 Equity Incentive Plan and forms of agreement thereunder	S-1	333-256510	10.4	07/09/2021
10.16+	Employment Agreement, dated July 6, 2021, between Peter Rhode and HCW Biologics Inc.	S-1	333-256510	10.6	07/09/2021
10.17+	Employment Agreement, dated October 9, 2019, between Rebecca Byam and HCW Biologics Inc.	S-1	333-256510	10.7	07/09/2021

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.18+	Non-Employee Director Compensation Policy.	S-1	333-256510	10.8	07/09/2021
10.19+	Employment Agreement, dated June 18, 2021, between Dr. Hing C. Wong and HCW Biologics Inc.	S-1	333-256510	10.13	07/09/2021
10.20+	Executive Incentive Bonus Plan	S-1	333-256510	10.11	07/09/2021
10.21†	Exclusive License Agreement, dated December 24, 2020, between HCW Biologics Inc. and Wugen, Inc.	S-1	333-256510	10.10	07/09/2021
10.22†#	Purchase and Sale Agreement, by and between HCW Biologics Inc. and Wai 3300 Corporate Way, LLC, dated May 27, 2022	10-Q	001-40591	10.1	08/12/2022
10.23#	Loan Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.1	11/07/2022
10.24#	Mortgage and Security Agreement by and between HCW Biologics Inc. and Cogent Bank, dated August 15, 2022	10-Q	001-40591	10.2	11/07/2022
10.25	Form of Subscription Agreement, dated February 20, 2024, by and between the Company and the Subscribers party thereto	8-K	001-40591	10.1	02/22/2024
10.26	Form of Amended and Restated Senior Secured Note Purchase Agreement, dated July 2, 2024, by and between the Company and the Purchase party thereto	10-Q	001-40591	10.1	08/14/2024
10.27	Form of Amended and Restated Pledge Agreement, dated July 2, 2024, by and among the Company, Escrow Agent and Noteholder parties thereto	10-Q	001-40591	10.3	08/14/2024
10.28	Form of Escrow Agreement, dated May 1, 2025, by and between the Company, Escrow Agent and Noteholder party thereto	10-Q	001-40591	10.4	08/14/2024
10.29	Form of First Amendment to Amended and Restated Secured Note Purchase Agreement, dated September 30, 2024, by and between the Company and Purchaser party thereto	10-Q	001-40591	10.5	11/14/2024
10.30	Form of Secured Promissory Note by and between the Company and the Holder party thereof	10-Q	001-40591	10.2	08/14/2024
10.31	Second Amendment to Amended and Restated Senior Secured Note Purchase Agreement and Related Agreements, dated May 1, 2025, between Company and Holder	10-Q	001-40591	10.12	08/18/2025
10.32	Equity Purchase Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	2/21/2025
10.33	Registration Rights Agreement, dated February 20, 2025, between the Company and Square Gate Master Fund - Series 4	8-K	001-40591	10.2	2/21/2025
10.34	First Amendment to the Equity Purchase Agreement, dated August 14, 2025, between the Company and Square Gate Master Fund - Series 4.	8-K	001-40591	10.1	08/15/2025

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
10.35	Amended and Restated Amended and Restated License, Research and Co-Development Agreement, dated November 17, 2025, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.40	02/11/2026
10.36†#	Amendment 1 to Amended and Restated License, Research and Co-Development Agreement, dated January 27, 2026, between the Company and Beijing Trimmune Biotech Co., Ltd.	S-1	333-293396	10.43	02/11/2026
10.37†#	Shareholder Purchase Agreement, dated October 10, 2025, between co-founders of Beijing Trimmune Biotech Co., Ltd., including the Company	S-1	333-293396	10.44	02/11/2026
10.38	Exclusive License Agreement 12-Month Suspension, dated May 29, 2025, between the Company and Wugen, Inc.	10-Q	001-40591	10.17	8/14/2025
10.39	Settlement Agreement and Release, dated July 13, 2024, by and between the Company and Altor BioScience, LLC, NantCell, Inc., and ImmunityBio, Inc.	10-Q	001-40591	10.6	11/14/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language):5 (i) the Condensed Balance Sheets as of December 31, 2025 and June 30, 2026 (unaudited); (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2025 (unaudited) and June 30, 2026 (unaudited); (iv) the Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 (unaudited) and June 30, 2026 (unaudited); (v) the Condensed Statements of Cash Flows for the six months ended June 30, 2025 (unaudited) and June 30, 2026 (unaudited); and (vi) the notes to the Condensed Financial Statements (unaudited).					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

